Form 10-Q
period 2023-04-30
KEEMO Fashion Group Ltd
filed 2023-06-23
CIK 1935033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-267967

KEEMO FASHION GROUP LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	5130	32-0686375
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

69 Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China

(Address of principal executive offices, including zip code)

Issuer’s telephone number: (+86) 176-1282-2030

Company email: keemofashiongroup@gmail.com

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 23, 2023
Common Stock, $0.001 par value	3,600,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KEEMO FASHION GROUP LIMITED

CONDENSED BALANCE SHEETS

AS OF APRIL 30, 2023 (UNAUDITED) AND JULY 31, 2022

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of April 30, 2023	As of July 31, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,083	$18,080
Accounts receivable	4,992	-
Inventories	7,197	2,504
TOTAL CURRENT ASSETS	19,272	20,584

TOTAL ASSETS	$19,272	$20,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	9,986	-
Amount due to a director	30,419	25,758
Other accruals	6,400	7,800
TOTAL CURRENT LIABILITIES	$46,805	$33,558

TOTAL LIABILITIES	$46,805	$33,558

STOCKHOLDERS’ EQUITY
Common stock – Par value $0.001; Authorized: 75,000,000 shares; Issued and outstanding: 3,600,000 shares as of April 30, 2023 and July 31, 2022	$3,600	$3,600
Accumulated deficit	(31,133)	(16,574)
TOTAL STOCKHOLDERS’ EQUITY	$(27,533)	$(12,974)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,272	$20,584

The accompanying notes are an integral part of these financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2023 AND 2022

(UNDAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended April 30,	From April 22, 2022 (Date of Inception) to April 30,	Nine months ended April 30,	From April 22, 2022 (Date of Inception) to April 30,
	2023	2022	2023	2022
REVENUE	$4,992	$-	$9,992	$-

COST OF REVENUE	(2,621)	-	(4,913)	-

GROSS PROFIT	2,371	-	5,079	-

GENERAL AND ADMINSTRATIVE EXPENSES	(5,177)	(1,296)	(19,638)	(1,296)

LOSS FROM OPERATION BEFORE INCOME TAX	(2,806)	(1,296)	(14,559)	(1,296)

OTHER INCOME	-	-	-	-

LOSS BEFORE INCOME TAX	(2,806)	(1,296)	(14,559)	(1,296)

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	(2,806)	(1,296)	(14,559)	(1,296)

OTHER COMPREHENSIVE LOSS	-	-	-	-

TOTAL COMPREHENSIVE LOSS	(2,806)	(1,296)	(14,559)	(1,296)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	3,600,000	3,600,000	3,600,000	3,600,000

The accompanying notes are an integral part of these financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2023

(UNDAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of shares	Amount
Balance as of April 22, 2022 (Date of Inception)	-	$-	$-	$-	$-
Issuance of share capital, founder’s shares	3,600,000	3,600	-	-	3,600
Net loss	-	-	-	(16,574)	(16,574)
Balance as of July 31, 2022	3,600,000	3,600	-	(16,574)	(12,974)
Net loss	-	-	-	(4,945)	(4,945)
Balance as of October 31, 2022	3,600,000	3,600	-	(21,519)	(17,919)
Net loss	-	-	-	(6,808)	(6,808)
Balance as of January 31, 2023	3,600,000	3,600	-	(28,327)	(24,727)
Net loss	-	-	-	(2,806)	(2,806)
Balance as of April 30, 2023	3,600,000	3,600	-	(31,133)	(27,533)

The accompanying notes are an integral part of these financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(UNDAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Nine months ended April 30, 2023	From April 22, 2022 (Date of Inception) to April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,559)	$(1,296)
Changes in operating assets and liabilities:
Subscription receivable	-	(3,600)
Accounts receivable	(4,992)	-
Inventories	(4,693)	-
Accounts payable	9,986	-
Amount due to a director	4,661	1,296
Other accruals	(1,400)	-

Net cash used in operating activities	(10,997)	(3,600)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of shares	$-	$3,600

Net cash provided by financing activity	-	3,600

Effect of exchange rate changes on cash and cash equivalent	-	-

Net increase in cash and cash equivalents	(10,997)	-
Cash and cash equivalents, beginning of period	18,080	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,083	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

KEEMO FASHION GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2023

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

(UNAUDITED)

1. ORGANIZATION AND BUSINESS BACKGROUND

KEEMO Fashion Group Limited, a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on April 22, 2022.

KEEMO Fashion Group Limited is headquartered in Shenzhen, People Republic of China (herein referred as (“China”). We primarily operate in men and women apparel and garment trading business, focusing on wholesaling to distributors mainly based in China, sourcing directly from manufacturers in China. We do not maintain and operate any production and manufacturing of apparel facility or machine and equipment.

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for KEEMO Fashion Group Limited for the period ended April 30, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted July 31 as its fiscal year end.

Going Concern

For the nine months ended April 30, 2023, the Company incurred a net loss of $14,559 and the current liabilities of the Company exceeded its current assets by $27,533 and has a shareholders’ deficits of $27,533. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Inventories

Inventories consisting of products available for sell, are stated at the lower of cost or market value. Cost of inventory is determined using the first-in, first-out (FIFO) method. Inventory reserve is recorded to write down the cost of inventory to the estimated market value due to slow-moving merchandise and damaged goods, which is dependent upon factors such as historical and forecasted consumer demand, and promotional environment. The Company takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenue in the statement of operations and comprehensive income (loss).

Revenue Recognition

Revenue is generated through wholesale business of men and women apparel and garment to customer. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i) identification of the promised goods and services in the contract;

(ii) determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii) measurement of the transaction price, including the constraint on variable consideration;

(iv) allocation of the transaction price to the performance obligations; and

(v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the wholesale of goods upon the delivery of men and women apparel and garment to the customer.

Cost of Revenue

Cost of revenue includes the purchase cost of inventories and distribute to customers and packing materials. It includes purchasing and receiving costs, internal transfer costs, other costs of distribution network, opening and closing inventory net off discount received and return outwards in cost of revenue.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value Measurement

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Recently issued and adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. INVENTORIES

As of April 30, 2023, the Company has inventory of $7,197.

4. ACCOUNTS PAYABLE

As of April 30, 2023, the Company has accounts payable of $9,986 which comprises of outstanding payment to our supplier.

5. AMOUNT DUE TO A DIRECTOR

As of April 30, 2023, the sole director of the Company advanced $30,419 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Ms. Liu Lu, has not been compensated for the services.

6. OTHER ACCRUALS

As of April 30, 2023, the Company has other accruals of $6,400 which comprises of outstanding audit fees.

7. SHAREHOLDERS’ EQUITY

On April 22, 2022, upon the incorporation of the Company, Liu Lu, subscribed to 3,600,000 shares of common stock at par value of $0.001 per share for a total subscription value of $3,600.

As of April 30, 2023, the Company has 3,600,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of commons stock authorized.

8. INCOME TAX

The loss from operation before income tax of the Company for the nine months ended April 30, 2023 was comprised of the following:

For the nine months ended April 30, 2023
Tax jurisdictions from:
– Local	$(14,559)

Loss from operation before income tax	$(14,559)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2023, the operations in the United States of America incurred $14,559 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $3,057 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2023:

As of April 30, 2023
Deferred tax assets:

Net operating loss carryforwards
- United States of America	$3,057
Less: valuation allowance	(3,057)
Deferred tax assets	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $3,057 as of April 30, 2023.

9. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended April 30, 2023, there was one customer who accounted for 100% of the Company’s revenues. For the three months ended April 30, 2023, the Company has accounts receivable of $4,991 from the customer.

For the nine months ended April 30, 2023, there was three customer who accounted for 100% of the Company’s revenues. For the nine months ended April 30, 2023, the Company has accounts receivable of $4,991 from one of the three customers.

Supplier Concentration

For the three months ended April 30, 2023, there was one supplier who accounted for 100% of the Company’s cost of revenue. For the three months ended April 30, 2023, the Company has accounts payable of $9,986 from the supplier.

For the nine months ended April 30, 2023, there was two suppliers who accounted for 100% of the Company’s cost of revenue. For the three months ended April 30, 2023, the Company has accounts payable of $9,986 from one of the two suppliers.

10. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has single reportable segment based on business unit, apparel and garment trading business and single reportable segment based on country, China.

In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

	For the Nine Months Ended and As of April 30, 2023
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$9,992	$9,992

Cost of revenue	(4,913)	(4,913)
General and administrative expenses	(19,638)	(19,638)

Loss from operations	(14,559)	(14,559)

Total assets	$19,272	$19,272
Capital expenditure	$-	$-

	For the Nine Months Ended and As of April 30, 2023
By Country	China	Total
Revenue	$9,992	$9,992

Cost of revenue	(4,913)	(4,913)
General and administrative expenses	(19,638)	(19,638)

Loss from operations	(14,559)	(14,559)

Total assets	$19,272	$19,272
Capital expenditure	$-	$-

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2023 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1/A dated May 12, 2023, for the period from inception on April 22, 2022 to July 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form S-1/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on May 12, 2023, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

We, KEEMO Fashion Group Limited, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 22, 2022.

KEEMO Fashion Group Limited is headquartered in Shenzhen, People Republic of China (herein referred as (“China”). We primarily operate in men and women apparel and garment trading business, focusing on wholesaling to distributors mainly based in China, sourcing directly from manufacturers in China. We do not maintain and operate any production and manufacturing of apparel facility or machine and equipment.

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

Results of operations

From April 22, 2022 (Date of Inception) to April 30, 2022

Revenues

From April 22, 2022 (Date of Inception) to April 30, 2022, the Company has not generated any revenue nor incurring and cost of revenue due to the Company unable to close any deal during the period ended April 30, 2022.

General and Administrative Expenses

From April 22, 2022 (Date of Inception) to April 30, 2022, the Company had general and administrative expenses in the amount of $1,296. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

Net Loss

From April 22, 2022 (Date of Inception) to April 30, 2022, the Company has incurred a net loss of $1,296.

Three months ended April 30, 2023

Cash Balance

Our cash and cash equivalents are $7,083. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and in order to increase our current level of operations for the next twelve-month period, we require further funding.

Revenues

For the three months ended April 30, 2023, the Company generated a revenue of $4,992.

General and Administrative Expenses

For the three months ended April 30, 2023, the Company had general and administrative expenses in the amount of $5,177. These were primarily comprised of audit fees and professional fees.

Net Loss

Our net loss for the three months ended April 30, 2023 was $2,806.

Nine months ended April 30, 2023

Cash Balance

Our cash and cash equivalents are $7,083. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and in order to increase our current level of operations for the next twelve-month period, we require further funding.

Revenues

For the nine months ended April 30, 2023, the Company generated a revenue of $9,992.

General and Administrative Expenses

For the nine months ended April 30, 2023, the Company had general and administrative expenses in the amount of $19,638. These were primarily comprised of audit fees, legal and professional fees.

Net Loss

Our net loss for the nine months ended April 30, 2023 was $14,559.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $10,997 for the nine months ended April 30, 2023. Cash used in operating activities was attributable to net loss from operation, increase in inventory, increase in accounts receivable, increase in accounts payable, increase in the amount due to our director, Ms. Liu Lu and decrease in other accruals.

Net cash used in operating activities was $3,600 from April 22, 2022 (Date of Inception) to April 30, 2022. Cash used in operating activities was attributable to net loss from operation, increase in subscription receivable and increase in the amount due to our director, Ms. Liu Lu.

Cash Provided by Financing Activity

For the nine months ended April 30, 2023, the Company did not generate nor used any cash in financing activities.

From April 22, 2022 (Date of Inception) to April 30, 2022, the Company received $3,600 from financing cash flow consists of issuance of shares of common stock pursuant to our public offering.

Critical Accounting Policies

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of April 30, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of April 30, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not subjected to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keemo Fashion Group Limited
(Name of Registrant)

Date: June 23, 2023

	By:	/s/ LIU LU
Liu Lu
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-