Form 10-K
period 2023-07-31
KEEMO Fashion Group Ltd
filed 2023-10-25
CIK 1935033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-267967

KEEMO FASHION GROUP LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	32-0686375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

69 Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China
Address of principal executive offices, including zip code

(+86) 176-1282-2030
Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2023
Common Stock, $0.001 par value	5,500,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

KEEMO FASHION GROUP LIMITED

FORM 10-K

For the Fiscal Year Ended July 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” “our,” or “Keemo Fashion” are references to Keemo Fashion Group Limited, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

Keemo Fashion Group Limited, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 22, 2022.

KEEMO Fashion Group Limited is a company that operates in the apparel and garment trade industry through wholesaling men’s and women’s apparel to retailers in Asian countries. At present, the Company has primarily focused its efforts on attracting small to medium apparel and garment retailers by wholesaling low to mid-range apparel and garments. We do not maintain and operate any production and manufacturing of apparel facility or machine and equipment.

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

Description of Business

Keemo Fashion Group Limited, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 22, 2022.

On April 22, 2022 Ms. Liu Lu was appointed as Chief Executive Officer, President, Secretary, Treasurer, and Director.

Primarily, the products that we carry are targeted towards customers, both men and women, from 18 to 40 years of age. It is the company’s belief that the products we wholesale have an appealing presentation, cover a diverse range of clothing and garment types, are stylish for any occasion (including casual, work, and dressy), and they are offered at accessible price points. We believe that this combination of factors will assist our growth moving forward and that we have the opportunity to capture a significant portion of the growing apparel and garment market in Asian countries specifically.

At present, the Company sells all of its products through word-of-mouth and utilization of our sole officer’s business network and various connections. Ms. Liu, our sole officer and director, has broad knowledge and experience in marketing strategies and promotional activities. She is familiar with marketing execution and promotional marketing methodology, which she intends to utilize to assist the Company to gain market awareness and locate potential distributors as precisely and efficiently as possible.

Business Model

The Company currently primarily sources mid-priced women’s semi-formal apparel, which the company believes potentially has a higher gross profit margin compared to low-priced apparel. Inventory is presently selected at the discretion of our sole officer and director, and based upon recommendations from the suppliers regarding the latest fashion trends and styles, as well as what types of clothing are currently the most sought after by consumers. The Company also performs internal analysis to compare the profit margins of various types of clothing and, accordingly, seeks to primarily acquire inventory that has the greatest profit margin.

At present, when identifying potential customers, the Company targets small size apparel retailers, especially home-based e-commerce retailers. In the opinion of the Company’s sole officer and director, this market is easier to penetrate as our officer and director believes that many small size apparel retailers are just side or part time businesses for the business owner. As such, the business owners might face the problem of lack of capacity to arrange the logistics and filter the correct apparel in term of trend and quality.

The Company adopts what is commonly referred to as a virtual network business structure, as the Company only maintains internal procurement, sales, marketing, operational, accounting and finance functions, whereby the Company relies on suppliers for other crucial function such as production and packaging, storage, courier inward and outward, etc. However, in some instances the Company does take physical possession of inventory. In most cases, the Company purchases inventory from the suppliers, and this inventory is then held at the supplier’s warehouse, although the product is owned by the Company at this time, and delivery from the warehouse is arranged by the Company through a courier service. In some instances, the Company will take possession of the inventory and store apparel at the Company’s office, and from that point courier service to the purchaser is arranged. There is no formal method of determination as to what items will be stored in the supplier’s warehouse versus what items will be stored at the Company’s office.

Sales and Marketing

KEEMO Fashion Group Limited plans to penetrate the marketplace and attract customers by building our brand image through print ads, and possibly online paid advertisements, to create brand awareness. We have prepared our corporate website (https://keemofashiongroup.wixsite.com/keemo-fashion-group) to market our Company and we utilize search engine marketing to improve the number of distributors who can find and view our website. Finally, we also have yet unidentified plans to market our Company through social networking websites. All the above marketing plans have not yet been determined in sufficient detail to outline at this time, nor do we have a definitive timeline for when our marketing strategy will be completed, and as such all of our marketing endeavors remain under development.

Employees and Function

Currently, we have one employee which is our President and Sole Director, Ms. Liu Lu. Currently, Ms. Liu has the flexibility to work on our business up to 30 hours per week but is prepared to devote more time if necessary. The Company intends to hire more employees who possess industry-related experience to assist in the development and execution of our business operations.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our employee, Officer and/or Director.

Competition

KEEMO Fashion Group Limited plans to operate in a mature and competitive industry. We consider our focus to be on distributors in China first. Competition in the apparel and garment industry, with a focus on low to mid-range priced products, is very intense in China. We face competition from various specialized and retail-based wholesalers, from different provinces and cities, which supply similar men’s and women’s apparel and garment products to those that we offer. We also face competition from e-commerce-based wholesalers, many of whom have exposure in various China whole websites and B2B platform, such as Alibaba, DHgate, AliExpress, and Global Sources. These competitors generate significant traffic and have established brand recognition and financial resources manufacturing capacity, well established business models and distribution channels and branding.

Despite intense competition, our director is confident in the Company’s ability to develop and enlarge our market share in China through, at present, the various relationships of the Company’s sole Officer and Director.

Enforcement of Civil Liabilities under United States Federal Securities Laws

We are a Nevada corporation and most of our operations are and will be located outside of the United States and our sole officer and director resides outside the United States. Moreover, a majority of our assets are located outside the United States. Since a majority of the assets owned by us are located outside the United States, any judgment obtained in the United States against us may not be collectible within the United States. There is no treaty between the United States and China providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in China. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against us in the PRC, if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit.

There is uncertainty as to whether the courts of China would (1) recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States, or (2) entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in China will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against us in the PRC, if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit.

In addition, it will be difficult for U.S. shareholders to originate actions against us in China in accordance with PRC laws because we are incorporated under the laws of State of Nevada and it will be difficult for U.S. shareholders, holding our common stock, to establish a connection to China for a PRC court to have jurisdiction as required under the PRC Civil Procedures Law.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. Our office is located at 69 Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

The Company utilizes home office space of its management at no cost. The company’s home office space is 34.78 square meters or approximately 374 square feet. There is no agreement pertaining to utilizing the home office space of management, and management is free to discontinue providing the office space at any time and without notice. The Company does not own, rent, or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holders

As of July 31, 2023, we have 31 shareholders on record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Transfer Online, Inc, with an address at 512 SE Salmon St., Portland, OR 97214, United States and telephone number is +1 (503) 227-2950.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Recent Sales of Unregistered Securities

No securities have been sold by the Company during the period covered by this Form 10-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2023.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended July 31, 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on May 12, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

Overview

We, KEEMO Fashion Group Limited, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 22, 2022.

KEEMO Fashion Group Limited is headquartered in Shenzhen, People Republic of China (herein referred as (“China”). We primarily operate in men and women apparel and garment trading business, focusing on wholesaling to distributors mainly based in Asian countries, sourcing directly from manufacturers in China. We do not maintain and operate any production and manufacturing of apparel facility or machine and equipment.

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

Our cash and cash equivalents are $28,743 as of July 31, 2023. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended July 31, 2023, the Company incurred a net loss of $22,196 and used cash in operating activities of $17,837 and borrowed $14,647 from our director. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Results of operations for the year ended July 31, 2023

Revenues

For the years ended July 31, 2023, the Company has generated a revenue of $16,945. The revenue was generated through wholesaling men’s and women’s apparel and garments to retailers.

From April 22, 2022 (Date of Inception) to July 31, 2022, the Company has generated a revenue of $15,636. The revenue was generated through wholesaling men’s and women’s apparel and garments to retailers.

General and Administrative Expenses

For the years ended July 31, 2023, the Company incurred general and administrative expenses of $30,605. These were primarily comprised of audit fees, stock and registrar fees, legal fees, bank charges and other professional fees.

From April 22, 2022 (Date of Inception) to July 31, 2022, the Company incurred general and administrative expenses of $24,591. These were primarily comprised of legal and professional fees, company incorporation fees and audit fees.

Net Loss

For the years ended July 31, 2023, the Company incurred a net loss of $22,196.

From April 22, 2022 (Date of Inception) to July 31, 2022, the Company incurred a net loss of $16,574.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has increased by $10,663, from $18,080 as of July 31, 2022 to $28,743 as of July 31, 2023. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended July 31, 2023, the Company has used $17,837 in operating activities, which was primarily attributable to net loss from operation, increase in accounts receivable, increase in prepayment, increase in inventories, increase in the amount due to our director, Ms. Liu Lu and increase in other accruals.

From April 22, 2022 (Date of Inception) to July 31, 2022, the Company has received $14,480 from operating activities, which was primarily attributable to net loss from operation and increase in inventories, increase in the amount due to our director, Ms. Liu Lu and increase in other accruals.

Cash Provided by Financing Activities

On April 22, 2022, our sole officer and director, Liu Lu, purchased 3,600,000 shares of restricted common stock at a purchase price of $0.001 (par value). The $3,600 in proceeds went directly to the Company to be used for working capital.

For the year ended July 31, 2023, the Company received $28,500 from financing activities primarily from issuance of shares of common stock pursuant to our initial public offering closing at July 26, 2023.

From April 22, 2022 (Date of Inception) to April 30, 2022, the Company received $3,600 from financing cash flow consists of issuance of shares of common stock pursuant to our public offering.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2023.

Contractual Obligation

As a smaller reporting company, we are not required to provide the aforementioned information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of July 31, 2023, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2023.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of July 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Offices

Liu Lu	31	Chief Executive Officer, President, Secretary, Treasurer, Director

Liu Lu – Chief Executive Officer, President, Secretary, Treasurer, Director

In 2017, Ms. Liu graduated from the Sichuan University, Undergraduate Program for Specialty in Computer Science and Technology. From July 2017 to present, Ms. Liu works in the promotional department at the Tencent Interactive Entertainment Group, which is a division of Tencent Holdings that publishes and develops video games for multiple platforms. From July 2017 to August 2017, she was responsible for three initiatives, which are event planning, content operation, and market promotional and platform collaboration for the project “Deformers”, a PC game. Regarding event planning, she handled event execution and post-event analysis. For content operation, she handled the official website construction, content creation, and content planning. For market promotion and platform collaboration, she handled marketing of the game, which involved collaboration with different online and media platforms. From August 2018 until present, Ms. Liu has been mainly responsible for the project “Rocket League”, which is an online game. She mainly responsible on the resource allocation, event planning and execution, post-event analysis and the user operation. Ms. Liu’s position at Tencent Holdings is a full-time job, to which she devotes approximately 45 hours per week.

In April 2022, Ms. Liu founded KEEMO Fashion Group Limited, and as a result of her promotional, organizational, and marketing experience, it is the determination of the board that she serves as our Chief Executive Officer, President, Secretary, Treasurer, and Director.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors and the Chief Executive Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director(s) believe that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Sole Officer and Director, Liu Lu, at the address appearing on the first page of this Registration Statement.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended July 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from July 31, 2022 to July 31, 2023:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended July 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Liu Lu, Chief Executive Officer, President, Secretary, Treasurer, Director	2023	$-	-	-	-	-	-	-	$-

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2023, the Company has 5,500,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Liu Lu Chief Executive Officer, President, Secretary, Treasurer and Director	3,600,000	65%	-	-	65%
5% or Greater Shareholders	-	-	-	-	-

*Officers and or Directors who may hold a 5% or greater controlling interest in the Company are included above, but only under the subtitle, “Executive Officers and Directors”.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On April 23, 2022, we issued 3,600,000 shares of our common stock to Ms. Liu Lu, our Chief Executive Officer, President, Secretary, Treasurer, and Director in consideration of $3,600, or $0.001 per share.

In regards to the above transaction we claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sale of stock since the sale of stock was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

As of July 31, 2022, our sole director, Ms. Liu Lu, advanced $25,758 to the Company, which is unsecured and non-interest bearing, and payable upon demand. Proceeds from the offering herein will not be used to repay the loan to Ms. Liu Lu.

As of October 31, 2022, the sole director of the Company advanced $26,958 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of January 31, 2023, the sole director of the Company advanced $30,419 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

On July 26, 2023, we issued 1,900,000 shares of our common stock in consideration of $28,500, or $0.015 per share through initial public offering.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended July 31, 2023 and 2022. We have engaged JP Centurion & Partners PLT as our independent registered public accounting firm since August 17, 2022.

ACCOUNTING FEES AND SERVICES	2023	2022

Audit fees	$17,100	$7,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$17,100	$7,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax services” includes tax compliance, tax advice, tax planning.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Keemo Fashion Group Limited and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed herewith:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keemo Fashion Group Limited

Date: October 25, 2023	By:	/s/ Liu Lu
Liu Lu Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Liu Lu	Chief Executive Officer, President, Secretary, Treasurer, Director
Liu Lu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 25, 2023

Keemo Fashion Group Limited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Keemo Fashion Group Limited

69 Wanke Boyu

Xili Liuxin 1st Rd

Nanshan District, Shenzhen

Guangdong 518052

China.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KEEMO Fashion Group Limited (the ‘Company’) as of July 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the each of two years in the year ended of July 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for the each of two years in the year ended July 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the financial year ended July 31, 2023, the Company’s losses from operations, accumulated deficit, net current liabilities, and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (ID: 6723)
We have served as the Company’s auditor since 2022.
Kuala Lumpur, Malaysia
October 25, 2023

Item 1. Financial Statements

KEEMO FASHION GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of July 31, 2023	As of July 31, 2022
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,743	$18,080
Accounts receivable	6,954	-
Inventories	3,405	2,504
Prepayment	3,933	-
TOTAL CURRENT ASSETS	43,035	20,584

TOTAL ASSETS	$43,035	$20,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to a director	40,405	25,758
Other accruals	9,300	7,800
TOTAL CURRENT LIABILITIES	49,705	33,558

TOTAL LIABILITIES	$49,705	$33,558

STOCKHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,500,000 and 3,600,000 as of July 31, 2023 and July 31, 2022 respectively	$5,500	$3,600
Additional paid in capital	26,600	-
Accumulated deficit	(38,770)	(16,574)
TOTAL STOCKHOLDERS’ EQUITY	$(6,670)	$(12,974)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,035	$20,584

See accompanying notes to consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended July 31,
	2023	2022
	(Audited)	(Audited)
REVENUE	$16,945	$15,636

COST OF REVENUE	(8,594)	(7,619)

GROSS PROFIT	8,351	8,017

GENERAL AND ADMINISTRATIVE EXPENSES	(30,605)	(24,591)

LOSS FROM OPERATIONS	(22,254)	(16,574)

OTHER INCOME	58	-

LOSS FROM OPERATIONS BEFORE INCOME TAX	(22,196)	(16,574)

INCOME TAX EXPENSES	-	-

NET LOSS	(22,196)	(16,574)

OTHER COMPREHENSIVE LOSS	-	-

TOTAL COMPREHENSIVE LOSS	$(22,196)	$(16,574)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	4,048,641	3,600,000

See accompanying notes to consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of April 22, 2022 (Date of Inception)	-	$-	$-	$-	$-
Issuance of share capital, founder’s shares	3,600,000	3,600	-	-	3,600
Net loss	-	-	-	(16,574)	(16,574)
Balance as of July 31, 2022	3,600,000	3,600	-	(16,574)	(12,974)
Issuance of share	1,900,000	1,900	26,600	-	28,500
Net loss	-	-	-	(22,196)	(22,196)
Balance as of July 31, 2023	5,500,000	5,500	26,600	(38,770)	(6,670)

See accompanying notes to consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended July 31,
	2023	2022
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,196)	$(16,574)
Changes in operating assets and liabilities:
Accounts receivable	(6,954)	-
Prepayment	(3,933)
Inventories	(901)	(2,504)
Amount due to a director	14,647	25,758
Other accruals	1,500	7,800

Net cash flows (used in)/from operating activities	(17,837)	14,480

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of share	28,500	3,600

Net cash flows provided by financing activity	28,500	3,600

Effect of exchange rate changes in cash and cash equivalents	-	-

Net changes in cash and cash equivalents	10,663	18,080
Cash and cash equivalents, beginning of year	18,080	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$28,743	$18,080

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

KEEMO FASHION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

KEEMO Fashion Group Limited, a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on April 22, 2022.

KEEMO Fashion Group Limited is headquartered in Shenzhen, People Republic of China (herein referred as (“China”). We primarily operate in men and women apparel and garment trading business, focusing on wholesaling to distributors mainly based in Asian countries, sourcing directly from manufacturers in China. We do not maintain and operate any production and manufacturing of apparel facility or machine and equipment.

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company has adopted July 31 as its fiscal year end.

Going Concern

For the year ended July 31, 2023, the Company incurred a net loss of $22,196 and used cash in operating activities of $17,837. As of July 31, 2023, the current liabilities of the Company exceeded its current assets by $6,670 and has a shareholders’ deficits of $6,670. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

Cost of Revenue

Cost of revenue includes the purchase cost of raw materials for manufacturing and distribute to customers and packing materials. It includes purchasing and receiving costs, internal transfer costs, other costs of distribution network, opening and closing inventory net off discount received and return outwards in cost of revenue.

Earnings Per Share

The Company reports earnings per share in accordance with ASC Topic 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC Topic 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

Fair Value Measurement

Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

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

Recently Issued and Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s present or future financial statements.

3. INVENTORIES

As of July 31, 2023 and 2022, the Company inventories consist of following:

	As of July 31, 2023	As of July 31, 2022
Finished goods	$3,405	$2,504
Total inventories	$3,405	$2,504

No allowance has been provided for the period ended July 31, 2023.

4. PREPAYMENT

As of July 31, 2023 and 2022, prepayment consist of following:

	As of July 31, 2023	As of July 31, 2022
Other professional fee	$3,933	$-
Total prepayment	$3,933	$-

5. AMOUNT DUE TO A DIRECTOR

	As of July 31, 2023	As of July 31, 2022
Amount due to a director	$40,405	$25,758

As of July 31, 2023, the sole director of the Company advanced $40,405 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Ms. Liu Lu, has not been compensated for the services.

6. OTHER ACCRUALS

	As of July 31, 2023	As of July 31, 2022
Accrued expenses	$9,300	$7,800
Total other accruals	$9,300	$7,800

Accrued expenses for the years ended July 31, 2023 and 2022 consist of accrued audit fees, transfer agent fee and other professional fee.

7. SHAREHOLDERS’ EQUITY

On April 22, 2022, upon the incorporation of the Company, Liu Lu, subscribed to 3,600,000 shares of common stock at par value of $0.001 per share for a total subscription value of $3,600.

On 26 July, 2023, the Company issued 1,900,000 shares of common stock being sold at $0.015 per share for a total of $28,500 through initial public offering.

As of July 31, 2023, the Company has 5,500,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of commons stock authorized.

8. INCOME TAX

The loss from operation before income tax of the Company for the years ended July 31, 2023 and 2022 were comprised of the following:

	For the years ended July 31
	2023	2022
Tax jurisdictions from:
– Local	$(22,196)	$(16,574)

Loss before income taxes	$(22,196)	$(16,574)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2023, the operations in the United States of America incurred $38,770 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income, at the tax rate of 21%. The NOL carry forwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $8,142 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2023 and July 31, 2022:

	As of July 31
	2023		2022
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		8,142		3,481
Less: valuation allowance		(8,142)		(3,481)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $8,142 as of July 31, 2023.

9. CONCENTRATION OF RISK

Customer Concentration

For the year ended July 31, 2023, the Company generated total revenue of $16,945, of which two customers accounted for 100% of the Company’s revenue. The Company has accounts receivable of $6,954 from one of the customers.

For the year ended July 31, 2022, the Company generated total revenue of $15,636, of which two customers accounted for the Company’s entire revenue.

	For the year ended July 31
	2023	2022	2023	2022	2023	2022
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	$8,059	-%	52%	$-	$-
Customer B	-	7,577	-%	48%	-	-
Customer C	9,991	-	59%	-%	-	-
Customer D	6,954	-	41%	-%	6,954	-
Total	$16,945	$15,636	100%	100%	$6,954	$-

Supplier Concentration

For the year ended July 31, 2023, the Company incurred cost of revenue of $8,594, accounted by two vendors. For the year ended July 31, 2022, the Company incurred cost of revenue of $7,619 solely accounted by a single vendor.

	For the year ended July 31
	2023	2022	2023	2022	2023	2022
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$2,292	$7,619	27%	100%	$-	$-
Vendor B	6,302	-	73%	-%	-	-
Total	$8,594	$7,619	100%	100%	$-	$-

10. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has single reportable segment based on business unit, apparel and garment trading business and two reportable segments based on country, United States and Non-United States.

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

	For the Year Ended and As of July 31, 2023
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$16,945	$16,945

Cost of revenue	(8,594)	(8,594)
General and administrative expenses	(30,605)	(30,605)

Loss from operations	(22,254)	(22,254)

Total assets	$43,035	$43,035
Capital expenditure	$-	$-

	For the Year Ended and As of July 31, 2022
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$15,636	$15,636

Cost of revenue	(7,619)	(7,619)
General and administrative expenses	(24,591)	(24,591)

Loss from operations	(16,574)	(16,574)

Total assets	$20,584	$20,584
Capital expenditure	$-	$-

	For the Year Ended and As of July 31, 2023
By Country	United States	Non-United States	Total
Revenue	$-	$16,945	$16,945

Cost of revenue	-	(8,594)	(8,594)
General and administrative expenses	-	(30,605)	(30,605)

Loss from operations	-	(22,254)	(22,254)

Total assets	$-	$43,035	$43,035
Capital expenditure	$-	$-	$-

	For the Year Ended and As of July 31, 2022
By Country	United States	Non-United States	Total
Revenue	$-	$15,636	$15,636

Cost of revenue	-	(7,619)	(7,619)
General and administrative expenses	-	(24,591)	(24,591)

Loss from operations	-	(16,574)	(16,574)

Total assets	$-	$20,584	$20,584
Capital expenditure	$-	$-	$-

11. GOING CONCERN

For the year ended July 31, 2023, the Company incurred a net loss of $22,196 and used cash in operating activities of $17,837. As of July 31, 2023, the current liabilities of the Company exceeded its current assets by $6,670 and has a shareholders’ deficits of $6,670. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2023 up through the date the Company presented these audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

