Form 10-Q
period 2023-10-31
KEEMO Fashion Group Ltd
filed 2023-12-13
CIK 1935033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2023

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on December 13, 2023
Common Stock, $0.001 par value	5,500,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KEEMO FASHION GROUP LIMITED

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2023 (UNAUDITED) AND JULY 31, 2023 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of October 31, 2023	As of July 31, 2023
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,054	$28,743
Accounts receivable	6,516	6,954
Inventories	5,000	3,405
Prepayment	2,809	3,933
TOTAL CURRENT ASSETS	18,379	43,035

TOTAL ASSETS	$18,379	$43,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to a director	47,716	40,405
Other accruals	3,200	9,300
TOTAL CURRENT LIABILITIES	50,916	49,705

TOTAL LIABILITIES	$50,916	$49,705

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 5,500,000 as of October 31, 2023 and July 31, 2023	$5,500	$5,500
Additional paid in capital	26,600	26,600
Accumulated deficit	(64,637)	(38,770)
TOTAL SHAREHOLDERS’ EQUITY	$(32,537)	$(6,670)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,379	$43,035

The accompanying notes are an integral part of these financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended October 31
	2023	2022

REVENUE	6,516	$-

COST OF REVENUE	(3,405)	-

GROSS PROFIT	3,111	$-

GENERAL AND ADMINISTRATIVE EXPENSES	(28,978)	(4,945)

LOSS FROM OPERATION BEFORE INCOME TAX	(25,867)	(4,945)

OTHER INCOME	-	-

LOSS BEFORE INCOME TAX	(25,867)	(4,945)

INCOME TAX EXPENSES	-	-

NET LOSS	(25,867)	$(4,945)

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE LOSS	(25,867)	$(4,945)

NET LOSS PER SHARE- BASIC AND DILUTED	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	5,500,000	3,600,000

The accompanying notes are an integral part of these financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2023	5,500,000	5,500	26,600	(38,770)	(6,670)
Net loss	-	-	-	(25,867)	(25,867)
Balance as of October 31, 2023	5,500,000	5,500	26,600	(64,637)	(32,537)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2022	3,600,000	3,600	-	(16,574)	(12,974)
Net loss	-	-	-	(4,945)	(4,945)
Balance as of October 31, 2022	3,600,000	3,600	-	(21,519)	(17,919)

The accompanying notes are an integral part of these financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended October 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,867)	$(4,945)
Changes in operating assets and liabilities:
Accounts receivable	438	-
Inventories	(1,595)	212
Prepayment	1,124	-
Amount due to a director	7,311	1,200
Other accruals	(6,100)	(550)

Net cash used in operating activities	(24,689)	(4,083)

Effect of exchange rate changes on cash and cash equivalent	-	-

Net increase in cash and cash equivalents	(24,689)	(4,083)
Cash and cash equivalents, beginning of period	28,743	18,080

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,054	$13,997

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

KEEMO FASHION GROUP LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022 (UNAUDITED)

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

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for KEEMO Fashion Group Limited for the period ended October 31, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted July 31 as its fiscal year end.

Going Concern

For the three months ended October 31, 2023, the Company incurred a net loss of $25,867 and the current liabilities of the Company exceeded its current assets by $32,537 and has a shareholders’ deficits of $32,537. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

3. INVENTORIES

As of October 31, 2023 and July 31, 2023, the Company inventories consist of following:

	As of October 31, 2023	As of July 31, 2023
Finished goods	$5,000	$3,405
Total inventories	$5,000	$3,405

4. PREPAYMENT

As of October 31, 2023 and July 31, 2023, the Company prepayment consist of following:

	As of October 31, 2023	As of July 31, 2023
Other professional fee	$2,809	$3,933
Total prepayment	$2,809	$3,933

5. AMOUNT DUE TO A DIRECTOR

As of October 31, 2023 and July 31, 2023 the sole director of the Company advanced $47,716 and 40,405 respectively to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

	As of October 31, 2023	As of July 31, 2023
Amount due to a director	$47,716	$40,405

Our director, Ms. Liu Lu, has not been compensated for the services.

6. OTHER ACCRUALS

As of October 31, 2023 and July 31, 2023, accrued liabilities consist of following:

	As of October 31, 2023	As of July 31, 2023
Accrued expenses	$3,200	9,300
Total other accruals	$3,200	$9,300

Accrued expenses as of October 31, 2023 and 2022 consist of accrued audit fees and other professional fee.

7. SHAREHOLDERS’ EQUITY

As of October 31, 2023 and July 31, 2023 the Company has 5,500,000 shares of common stock issued and outstanding.

During the three months ended October 31, 2023, the Company has not issued any shares.

The Company has 75,000,000 shares of commons stock authorized.

8. INCOME TAX

The loss from operation before income taxes of the Company for the three months ended October 31, 2023 and 2022 were comprised of the following:

	For the three months ended October 31
	2023	2022
Tax jurisdictions from:
– Local	$(25,867)	$(4,945)

Loss before income taxes	$(25,867)	$(4,945)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2023, the operations in the United States of America incurred $64,637 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $17,195 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2023 and July 31, 2023:

	As of	As of
	October 31, 2023	July 31, 2023
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$17,195	$8,142
Less: valuation allowance	(17,195)	(8,142)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $17,195 as of October 31, 2023.

9. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended October 31, 2023, there was one customer who accounted for 100% of the Company’s revenues. For the three months ended October 31, 2023, the Company has accounts receivable of $6,516 from the customer.

For the three months ended October 31, 2022, there was no customer who accounted for 100% of the Company’s revenues.

	For the three months ended October 31
	2023	2022	2023	2022	2023	2022
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$6,516	$-	100%	-%	$6,516	$-
Total	$6,516	$-	100%	-%	$6,516	$-

Supplier Concentration

For the three months ended October 31, 2023, there was one supplier who accounted for 100% of the Company’s cost of revenue. For the three months ended October 31, 2023, the Company has no accounts payable from the supplier.

For the three months ended October 31, 2022, there was no supplier who accounted for 100% of the Company’s cost of revenue.

	For the three months ended October 31
	2023	2022	2023	2022	2023	2022
	Cost of revenue		Percentage of Cost of revenue		Accounts payable

Vendor A	$3,405	$-	100%	-%	$-	$-
Total	$3,405	$-	100%	-%	$-	$-

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

	For the Three Months Ended and As of October 31, 2023
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$6,516	$6,516

Cost of revenue	(3,405)	(3,405)
General and administrative expenses	(28,978)	(28,978)

Loss from operations	(25,867)	(25,867)

Total assets	$18,379	$18,379
Capital expenditure	$-	$-

	For the Three Months Ended and As of October 31, 2022
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$-	$-

Cost of revenue	-	-
General and administrative expenses	(4,945)	(4,945)

Loss from operations	(4,945)	(4,945)

Total assets	$16,289	$16,289
Capital expenditure	$-	$-

	For the Three Months Ended and As of October 31, 2023
By Country	China	Total
Revenue	$6,516	$6,516

Cost of revenue	(3,405)	(3,405)
General and administrative expenses	(28,978)	(28,978)

Loss from operations	(25,867)	(25,867)

Total assets	$18,379	$18,379
Capital expenditure	$-	$-

	For the Three Months Ended and As of October 31, 2022
By Country	China	Total
Revenue	$-	$-

Cost of revenue	-	-
General and administrative expenses	(4,945)	(4,945)

Loss from operations	(4,945)	(4,945)

Total assets	$16,289	$16,289
Capital expenditure	$-	$-

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2023 up through the date the Company issued the financial statements.

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

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

Results of operations

Three months ended October 31, 2023 and 2022

Revenues

For the three months ended October 31, 2023, the Company generated revenue in the amount of $6,516. The revenue was generated as a result of the Company apparel & garment trading business.

For the three months ended October 31, 2022, the Company has not generated any revenue nor incurring and cost of revenue.

General and Administrative Expenses

For the three months ended October 31, 2023, the Company had general and administrative expenses in the amount of $28,978. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

For the three months ended October 31, 2022, the Company had general and administrative expenses in the amount of $4,945. These were primarily comprised of audit fees, legal and professional fees.

Net Loss

For the three months ended October 31, 2023, the Company has incurred a net loss of $25,867.

For the three months ended October 31, 2022, the Company has incurred a net loss of $4,945.

Cash Balance

Our cash and cash equivalents are $4,054. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and in order to increase our current level of operations for the next twelve-month period, we require further funding.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $24,689 for the three months ended October 31, 2023. Cash used in operating activities was attributable to net loss from operation, increase in inventory, decrease in other accruals contra by decrease in accounts receivable, decrease in prepayment and increase in the amount due to our director, Ms. Liu Lu.

Net cash used in operating activities was $4,083 for the three months ended October 31, 2022. Cash used in operating activities was attributable to net loss from operation, decrease in other accruals contra by decrease in inventory and increase in the amount due to our director, Ms. Liu Lu.

Cash Provided by Investing Activity

For the three months ended October 31, 2023 and October 31, 2022 the Company did not generate nor used any cash in investing activities.

Cash Provided by Financing Activity

For the three months ended October 31, 2023 and October 31, 2022 the Company did not generate nor used any cash in financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of October 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of October 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 13, 2023

	By:	/s/ LIU LU
Liu Lu
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-