Form 10-K
period 2024-07-31
KEEMO Fashion Group Ltd
filed 2024-10-10
CIK 1935033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2024

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 10, 2024
Common Stock, $0.001 par value	55,000,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

KEEMO FASHION GROUP LIMITED

FORM 10-K

For the Fiscal Year Ended July 31, 2024

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the OTC Pink under the trading symbol “KMFG.”

Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be any liquidity for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2024	Highest Bid	Lowest Bid
First Quarter	$-	$-
Second Quarter	$0.025	$0.00
Third Quarter	$0.20	$0.025
Fourth Quarter	$0.22	$0.20

Holders

As of July 31, 2024, we have 31 shareholders on record of our common stock.

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

Forward Stock Split

On July 25, 2024, the Board of Directors approved a ten-for-one (10:1) forward stock split (the “Forward Split”) of the Company’s common stock, par value $0.001 per share. The Company filed a Certificate of Amendment and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect the forward stock split with the Secretary of State of Nevada on August 2, 2024. The Forward Split became effective on August 8, 2024 and our common stock began trading on a split-adjusted basis on August 9, 2024. Concurrently with the effectiveness of the split, the issued and outstanding shares of common stock increased from 5,500,000 to 55,000,000, which is proportional to the ratio of the split. Neither the split nor the increase in authorized shares affected any stockholder’s ownership percentage of our common stock, altered the par value of our common stock or modified any voting rights or other terms of the common stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2024.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended July 31, 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on May 12, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

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

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

Our cash and cash equivalents are $19,421 as of July 31, 2024. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended July 31, 2024, the Company incurred a net loss of $42,275 and used cash in operating activities of $9,322 and borrowed $29,514 from our director. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of operations for the year ended July 31, 2024 and 2023

Revenues

For the years ended July 31, 2024, the Company has generated a revenue of $21,522.

For the years ended July 31, 2023, the Company has generated a revenue of $16,945.

The revenue was generated through wholesaling men’s and women’s apparel and garments to retailers.

General and Administrative Expenses

For the years ended July 31, 2024, the Company incurred general and administrative expenses of $52,861. These were primarily comprised of other professional fee, audit fees, stock and registrar fees, bank charges, printing and stationery, and legal fees.

For the years ended July 31, 2023, the Company incurred general and administrative expenses of $30,605. These were primarily comprised of audit fees, stock and registrar fees, legal fees, bank charges and other professional fees.

Net Loss

For the years ended July 31, 2024, the Company incurred a net loss of $42,275.

For the years ended July 31, 2023, the Company incurred a net loss of $22,196.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has decreased by $9,322, from $28,743 as of July 31, 2023 to $19,421 as of July 31, 2024. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended July 31, 2024, the Company has used $9,322 in operating activities, which was primarily attributable to net loss from operation, increase in the amount due to our director, Ms. Liu Lu, increase in prepayment, decrease in accounts receivable, decrease in inventories, and decrease in other accruals.

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

For the year ended July 31, 2024, the Company did not generate nor used any cash in financing activities.

For the year ended July 31, 2023, the Company received $28,500 from financing activities primarily from issuance of shares of common stock pursuant to our initial public offering closing at July 26, 2023.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of July 31, 2024, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of July 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2025.

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

Name	Age	Positions and Offices
Liu Lu	32	Chief Executive Officer, President, Secretary, Treasurer, Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended July 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from July 31, 2023 to July 31, 2024:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended July 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Liu Lu, Chief Executive Officer, President, Secretary, Treasurer, Director	2024	$-	-	-	-	-	-	-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2024, the Company has 55,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Liu Lu Chief Executive Officer, President, Secretary, Treasurer and Director	36,000,000	65%	-	-	65%
5% or Greater Shareholders	-	-	-	-	-

*Officers and or Directors who may hold a 5% or greater controlling interest in the Company are included above, but only under the subtitle, “Executive Officers and Directors”.

On August 8, 2024, a ten-for-one (10:1) forward stock split of the Company’s common stock became effective, which increased the number of shares of common stock beneficially owned by the beneficial owner increased from 3,600,000 to 36,000,000, consistent with the split ratio. Neither the split nor the increase in authorized shares affected any stockholder’s ownership percentage of our common stock.

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

As of October 31, 2023, the sole director of the Company advanced $47,716 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of April 30, 2024, the sole director of the Company advanced $66,903 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

On August 8, 2024, a ten-for-one (10:1) forward stock split of the Company’s common stock became effective, increasing the number of issued and outstanding shares from 5,500,000 to 55,000,000.

As of July 31, 2024, the sole director of the Company advanced $69,919 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended July 31, 2024 and 2023. We have engaged JP Centurion & Partners PLT as our independent registered public accounting firm since August 17, 2022.

ACCOUNTING FEES AND SERVICES	2024	2023

Audit fees	$17,100	$17,100
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$17,100	$17,100

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

Keemo Fashion Group Limited

Date: October 10, 2024	By:	/s/ Liu Lu
Liu Lu Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Liu Lu	Chief Executive Officer, President, Secretary, Treasurer, Director
Liu Lu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 10, 2024

Keemo Fashion Group Limited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

KEEMO Fashion Group Limited

69 Wanke Boyu, Xili Liuxin 1st Road,

Nanshan District, Shenzen

Guangdong 518052 China.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KEEMO Fashion Group Limited (the ‘Company’) as of July 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, consolidated statements changes in of stockholders’ equity, and consolidated statements of cash flows for the year ended as of July 31, 2024 and 2023, and the related notes to consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for the financial year ended as of July 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended July 31, 2024, the Company’s losses from operations, accumulated deficit, net current liabilities, and negative operating cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (ID: 6723) We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia
October 10, 2024

Item 1. Financial Statements

KEEMO FASHION GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of July 31, 2024	As of July 31, 2023
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,421	$28,743
Accounts receivable	-	6,954
Inventories	2,527	3,405
Prepayment	6,526	3,933
TOTAL CURRENT ASSETS	28,474	43,035

TOTAL ASSETS	$28,474	$43,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to a director	69,919	40,405
Other accruals	7,500	9,300
TOTAL CURRENT LIABILITIES	77,419	49,705

TOTAL LIABILITIES	$77,419	$49,705

STOCKHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 55,000,000 as of July 31, 2024 and July 31, 2023, respectively (1)	$5,500	$5,500
Additional paid in capital	26,600	26,600
Accumulated deficit	(81,045)	(38,770)
TOTAL STOCKHOLDERS’ EQUITY	$(48,945)	$(6,670)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,474	$43,035

(1)	Prior period results have been adjusted to reflect the ten-for-one stock split effected in the form of a stock issuance in August 8, 2024. See Note 1, Overview, for details.

See accompanying notes to consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended July 31,
	2024	2023
	(Audited)	(Audited)
REVENUE	$21,522	$16,945

COST OF REVENUE	(10,936)	(8,594)

GROSS PROFIT	10,586	8,351

GENERAL AND ADMINISTRATIVE EXPENSES	(52,861)	(30,605)

LOSS FROM OPERATIONS	(42,275)	(22,254)

OTHER INCOME	-	58

LOSS FROM OPERATIONS BEFORE INCOME TAX	(42,275)	(22,196)

INCOME TAX EXPENSES	-	-

NET LOSS	(42,275)	(22,196)

OTHER COMPREHENSIVE LOSS	-	-

TOTAL COMPREHENSIVE LOSS	$(42,275)	$(22,196)

NET LOSS PER SHARE - BASIC AND DILUTED (1)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (1)	55,000,000	40,486,413

(1)	Prior period results have been adjusted to reflect the ten-for-one stock split effected in the form of a stock issuance in August 8, 2024. See Note 1, Overview, for details.

See accompanying notes to consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2022	36,000,000	3,600	-	(16,574)	(12,974)
Issuance of share	19,000,000	1,900	26,600	-	28,500
Net loss	-	-	-	(22,196)	(22,196)
Balance as of July 31, 2023 (1)	55,000,000	5,500	26,600	(38,770)	(6,670)
Net loss	-	-	-	(42,275)	(42,275)
Balance as of July 31, 2024	55,000,000	5,500	26,600	(81,045)	(48,945)

(1)	Prior period results have been adjusted to reflect the ten-for-one stock split effected in the form of a stock issuance in August 8, 2024. See Note 1, Overview, for details.

See accompanying notes to consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended July 31,
	2024	2023
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,275)	$(22,196)
Changes in operating assets and liabilities:
Accounts receivable	6,954	(6,954)
Inventories	878	(901)
Prepayment	(2,593)	(3,933)
Amount due to a director	29,514	14,647
Other accruals	(1,800)	1,500

Net cash flows used in operating activities	(9,322)	(17,837)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of share	-	28,500

Net cash flows provided by financing activity	-	28,500

Effect of exchange rate changes in cash and cash equivalents	-	-

Net changes in cash and cash equivalents	(9,322)	10,663
Cash and cash equivalents, beginning of year	28,743	18,080

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,421	$28,743

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

KEEMO FASHION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

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

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

On July 25, 2024, the Board of Directors approved a ten-for-one (10:1) forward stock split (the “Forward Split”) of the Company’s common stock, par value $0.001 per share. The Company filed a Certificate of Amendment and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect the forward stock split with the Secretary of State of Nevada on August 2, 2024. The Forward Split became effective on August 8, 2024 and our common stock began trading on a split-adjusted basis on August 9, 2024. Concurrently with the effectiveness of the split, the issued and outstanding shares of common stock increased from 5,500,000 to 55,000,000, which is proportional to the ratio of the split. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Forward Split.

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

Going Concern

For the year ended July 31, 2024, the Company incurred a net loss of $42,275 and used cash in operating activities of $9,322. As of July 31, 2024, the current liabilities of the Company exceeded its current assets by $48,945 and has a shareholders’ deficits of $48,945. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

Credit losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

To determine the provision for credit losses for accounts receivable, the Company has disaggregated its accounts receivable by class of customer at the business component level, as management determined that risk profile of the Company’s customers is consistent based on the type and industry in which they operate. Each business component is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the relevant industry to estimate if there are current expected credit losses within its trade receivables based on the trends of the Company’s expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

Accounts receivable at July 31, 2024 and July 31, 2023 there were no allowances for credit losses.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its consolidated financial statements and related disclosures.

3. INVENTORIES

As of July 31, 2024 and 2023, the Company inventories consist of following:

	As of July 31, 2024	As of July 31, 2023
Finished goods	$2,527	$3,405
Total inventories	$2,527	$3,405

No allowance has been provided for the year ended July 31, 2024.

4. PREPAYMENT

As of July 31, 2024 and 2023, prepayment consist of following:

	As of July 31, 2024	As of July 31, 2023
Stock & Registrar fees	$4,690	$-
Other professional fee	1,836	3,933
Total prepayment	$6,526	$3,933

5. AMOUNT DUE TO A DIRECTOR

	As of July 31, 2024	As of July 31, 2023
Amount due to a director	$69,919	$40,405

As of July 31, 2024, the sole director of the Company advanced $69,919 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Ms. Liu Lu, has not been compensated for the services.

6. OTHER ACCRUALS

	As of July 31, 2024	As of July 31, 2023
Accrued expenses	$7,500	$9,300
Total other accruals	$7,500	$9,300

Accrued expenses for the years ended July 31, 2024 and 2023 consist of accrued audit fees, transfer agent fee and other professional fee.

7. SHAREHOLDERS’ EQUITY

On April 22, 2022, upon the incorporation of the Company, Liu Lu, subscribed to 3,600,000 shares of common stock at par value of $0.001 per share for a total subscription value of $3,600.

On 26 July, 2023, the Company issued 1,900,000 shares of common stock being sold at $0.015 per share for a total of $28,500 through initial public offering.

On July 25, 2024, the Board of Directors approved a ten-for-one (10:1) forward stock split (the “Forward Split”) of the Company’s common stock, par value $0.001 per share. The Company filed a Certificate of Amendment and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect the forward stock split with the Secretary of State of Nevada on August 2, 2024. The Forward Split became effective on August 8, 2024 and our common stock began trading on a split-adjusted basis on August 9, 2024. Concurrently with the effectiveness of the split, the issued and outstanding shares of common stock increased from 5,500,000 to 55,000,000, which is proportional to the ratio of the split. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Forward Split.

As of July 31, 2024, the Company has 55,000,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of commons stock authorized.

8. INCOME TAX

The loss from operation before income tax of the Company for the years ended July 31, 2024 and 2023 were comprised of the following:

	For the years ended July 31
	2024	2023
Tax jurisdictions from:
– Local	$(42,275)	$(22,196)

Loss before income taxes	$(42,275)	$(22,196)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2024, the operations in the United States of America incurred $42,275 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income, at the tax rate of 21%. The NOL carry forwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $8,878 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2024 and July 31, 2023:

	As of July 31
	2024	2023
Deferred tax assets:

Net operating loss carryforwards	$	$
– United States of America	8,878	8,142
Less: valuation allowance	(8,878)	(8,142)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $8,878 as of July 31, 2024.

9. CONCENTRATION OF RISK

Customer Concentration

For the year ended July 31, 2024, the Company generated total revenue of $21,522, of which four customers accounted for 100% of the Company’s revenue. The Company has no accounts receivable from the customers.

For the year ended July 31, 2023, the Company generated total revenue of $16,945, of which two customers accounted for 100% of the Company’s revenue. The Company has accounts receivable of $6,954 from one of the customers.

	For the year ended July 31
	2024	2023	2024	2023	2024	2023
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$4,942	$9,991	23%	59%	$-	$-
Customer B	-	6,954	-%	41%	-	6,954
Customer C	6,516	-	30%	-%	-	-
Customer D	5,100	-	24%	-%	-	-
Customer E	4,964	-	23%	-%	-	-
Total	$21,522	$16,945	100%	100%	$-	$6,954

Supplier Concentration

For the year ended July 31, 2024, the Company incurred cost of revenue of $10,936, accounted by two vendors. For the year ended July 31, 2023, the Company incurred cost of revenue of $8,594, accounted by two vendors.

	For the year ended July 31
	2024	2023	2024	2023	2024	2023
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$-	$2,292	-%	27%	$-	$-
Vendor B	3,405	6,302	31%	73%	-	-
Vendor C	7,531	-	69%	-%	-	-
Total	$10,936	$8,594	100%	100%	$-	$-

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

	For the Year Ended and As of July 31, 2024
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$21,522	$21,522

Cost of revenue	(10,936)	(10,936)
General and administrative expenses	(52,861)	(52,861)

Loss from operations	(42,275)	(42,275)

Total assets	$28,474	$28,474
Capital expenditure	$-	$-

	For the Year Ended and As of July 31, 2023
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$16,945	$16,945

Cost of revenue	(8,594)	(8,594)
General and administrative expenses	(30,605)	(30,605)

Loss from operations	(22,254)	(22,254)

Total assets	$43,035	$43,035
Capital expenditure	$-	$-

	For the Year Ended and
	As of July 31, 2024
By Country	United States	Non-United States	Total
Revenue	$-	$21,522	$21,522

Cost of revenue	-	(10,936)	(10,936)
General and administrative expenses	-	(52,861)	(52,861)

Loss from operations	-	(42,275)	(42,275)

Total assets	$-	$28,474	$28,474
Capital expenditure	$-	$-	$-

	For the Year Ended and
	As of July 31, 2023
By Country	United States	Non-United States	Total
Revenue	$-	$16,945	$16,945

Cost of revenue	-	(8,594)	(8,594)
General and administrative expenses	-	(30,605)	(30,605)

Loss from operations	-	(22,254)	(22,254)

Total assets	$-	$43,035	$43,035
Capital expenditure	$-	$-	$-

11. GOING CONCERN

For the year ended July 31, 2024, the Company incurred a net loss of $42,275 and used cash in operating activities of $9,322. As of July 31, 2024, the current liabilities of the Company exceeded its current assets by $48,945 and has a shareholders’ deficits of $48,945. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2024 up through the date the Company presented these audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

Forward Stock Split

On July 25, 2024, our Board of Directors approved an amendment to the Company’s Certificate of Amendment and Restated Certificate of Incorporation. This amendment was filed on August 2, 2024, and effective as of August 8, 2024, effected a ten-for-one (10:1) forward stock split of the Company’s common stock, increasing the number of issued and outstanding shares from 5,500,000 to 55,000,000. The par value of each share of common stock, $0.001, remained unchanged.

As a result of the Forward Split, each share of Common Stock outstanding as of August 8, 2024, was automatically converted into ten shares. Each stockholder of record on that date holding shares of the Company’s Common Stock received nine additional shares of the Company’s Common Stock for every one share held. The additional shares were distributed after the close of business on August 8, 2024. The Common Stock began trading on the market on a post-split basis on August 9, 2024.

