Form 10-K/A
period 2024-07-31
KEEMO Fashion Group Ltd
filed 2025-03-14
CIK 1935033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

On October 10, 2024, KEEMO Fashion Group Limited (the “Company”) filed its Annual Report on Form 10-K (the “Original Form 10-K”). The purpose of this Amendment No. 1 to the Original Form 10-K is the Original Form 10-K contained some wording errors by containing “Consolidated”, while the Company is a single entity. No other items of the Original Form 10-K are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K.

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

Keemo Fashion Group Limited

Date: March 14, 2025	By:	/s/ Liu Lu
Liu Lu Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Liu Lu	Chief Executive Officer, President, Secretary, Treasurer, Director
Liu Lu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 14, 2025

Keemo Fashion Group Limited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

KEEMO Fashion Group Limited

69 Wanke Boyu, Xili Liuxin 1st Road,

Nanshan District, Shenzen

Guangdong 518052 China.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KEEMO Fashion Group Limited (the ‘Company’) as of July 31, 2024 and 2023, and the related statements of operations and comprehensive loss, statements changes in of stockholders’ equity, and statements of cash flows for the year ended as of July 31, 2024 and 2023, and the related notes to financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for the financial year ended as of July 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

See accompanying notes to financial statements.

KEEMO FASHION GROUP LIMITED

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

See accompanying notes to financial statements.

KEEMO FASHION GROUP LIMITED

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

See accompanying notes to financial statements.

KEEMO FASHION GROUP LIMITED

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

See accompanying notes to financial statements.

KEEMO FASHION GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company has adopted July 31 as its fiscal year end.

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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statements and related disclosures.

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

