Form 10-Q
period 2025-04-30
KEEMO Fashion Group Ltd
filed 2025-06-16
CIK 1935033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 13, 2025
Common Stock, $0.001 par value	55,000,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KEEMO FASHION GROUP LIMITED

CONDENSED BALANCE SHEETS

AS OF APRIL 30, 2025 (UNAUDITED) AND JULY 31, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,536	$19,421
Inventories	-	2,527
Prepayment	612	6,526
TOTAL CURRENT ASSETS	23,148	28,474

TOTAL ASSETS	$23,148	$28,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to a director	91,786	69,919
Other accruals	3,200	7,500
TOTAL CURRENT LIABILITIES	94,986	77,419

TOTAL LIABILITIES	$94,986	$77,419

SHAREHOLDERS’ EQUITY
Common share – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 55,000,000 as of April 30, 2025 and July 31, 2024	$5,500	$5,500
Additional paid in capital	26,600	26,600
Accumulated deficit	(103,938)	(81,045)
TOTAL SHAREHOLDERS’ EQUITY	$(71,838)	$(48,945)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,148	$28,474

The accompanying notes are an integral part of these financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
REVENUE	$5,124	$4,942	$15,081	$16,558

COST OF REVENUE	(2,569)	(2,532)	(7,560)	(8,461)

GROSS PROFIT	2,555	2,410	7,521	8,097

GENERAL AND ADMINSTRATIVE EXPENSES	(6,793)	(6,882)	(30,414)	(40,596)

LOSS FROM OPERATION BEFORE INCOME TAX	(4,238)	(4,472)	(22,893)	(32,499)

OTHER INCOME	-	-	-	-

LOSS BEFORE INCOME TAX	(4,238)	(4,472)	(22,893)	(32,499)

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	(4,238)	(4,472)	(22,893)	(32,499)

OTHER COMPREHENSIVE LOSS	-	-	-	-

TOTAL COMPREHENSIVE LOSS	(4,238)	(4,472)	(22,893)	(32,499)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (1)	55,000,000	55,000,000	55,000,000	55,000,000

(1)	Prior period results have been adjusted to reflect the ten-for-one stock split effected in the form of a stock issuance in August 8, 2024.

The accompanying notes are an integral part of these financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2024 (1)	55,000,000	5,500	26,600	(81,045)	(48,945)
Net loss	-	-	-	(8,401)	(8,401)
Balance as of October 31, 2024	55,000,000	5,500	26,600	(89,446)	(57,346)
Net loss	-			(10,254)	(10,254)
Balance as of January 31, 2025	55,000,000	5,500	26,600	(99,700)	(67,600)
Net loss				(4,238)	(4,238)
Balance as of April 30, 2025	55,000,000	5,500	26,600	(103,938)	(71,838)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2023 (1)	55,000,000	5,500	26,600	(38,770)	(6,670)
Net loss	-	-	-	(25,867)	(25,867)
Balance as of October 31, 2023 (1)	55,000,000	5,500	26,600	(64,637)	(32,537)
Net loss				(2,160)	(2,160)
Balance as of January 31, 2024 (1)	55,000,000	5,500	26,600	(66,797)	(34,697)
Net loss				(4,472)	(4,472)
Balance as of April 30, 2024 (1)	55,000,000	5,500	26,600	(71,269)	(39,169)

(1)	Prior period results have been adjusted to reflect the ten-for-one stock split effected in the form of a stock issuance in August 8, 2024.

The accompanying notes are an integral part of these financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2025 and 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the Nine months ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,893)	$(32,499)
Changes in operating assets and liabilities:
Accounts receivable	-	6,954
Inventories	2,527	(1,589)
Prepayment	5,914	3,371
Amount due to a director	21,867	26,498
Other accruals	(4,300)	(6,100)

Net cash provided by/(used in) operating activities	3,115	(3,365)

Net increase/(decrease) in cash and cash equivalents	3,115	(3,365)
Cash and cash equivalents, beginning of period	19,421	28,743

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,536	$25,378

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

KEEMO FASHION GROUP LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025 AND 2024 (UNAUDITED)

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

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for KEEMO Fashion Group Limited for the period ended April 30, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted July 31 as its fiscal year end.

Going Concern

For the nine months ended April 30, 2025, the Company incurred a net loss of $22,893 and the current liabilities of the Company exceeded its current assets by $71,838 and has a shareholders’ deficits of $71,838. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

Accounts receivable at April 30, 2025 and April 30, 2024 there were no allowances for credit losses.

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

In November 2023, Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statement and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to further clarify the effective date of ASU 2024-03. ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses.

The requirements of ASU 2024-03 are effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.

Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU 2024-03 or retrospectively to any or all periods presented in the financial statements. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

3. INVENTORIES

As of April 30, 2025 and July 31, 2024, the Company inventories consist of following:

	As of April 30, 2025	As of July 31, 2024
Finished goods	$-	$2,527
Total inventories	$-	$2,527

4. PREPAYMENT

As of April 30, 2025 and July 31, 2024, the Company prepayment consist of following:

	As of April 30, 2025	As of July 31, 2024

Stock & Registrar fees	$-	$4,690
Other professional fee	612	1,836
Total prepayment	$612	$6,526

5. AMOUNT DUE TO A DIRECTOR

As of April 30, 2025 and July 31, 2024 the sole director of the Company advanced $91,786 and 69,919 respectively to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

	As of April 30, 2025	As of July 31, 2024
Amount due to a director	$91,786	$69,919

Our director, Ms. Liu Lu, has not been compensated for the services.

6. OTHER ACCRUALS

As of April 30, 2025 and July 31, 2024, accrued liabilities consist of following:

	As of April 30, 2025	As of July 31, 2024
Accrued expenses	$3,200	7,500
Total other accruals	$3,200	$7,500

Accrued expenses as of April 30, 2025 and 2024 consist of accrued audit fees.

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

As of April 30, 2025, the Company has 55,000,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of commons stock authorized.

8. INCOME TAX

The loss from operation before income tax of the Company for the nine months ended April 30, 2025 and 2024 was comprised of the following:

	For the Nine Months Ended April 30

	2025	2024
Tax jurisdictions from:
– Local	$(22,893)	$(32,499)

Loss from operation before income tax	$(22,893)	$(32,499)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2025, the operations in the United States of America incurred $22,893 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2043, if unutilized. The Company has provided for a full valuation allowance of approximately $4,808 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2025 and July 31, 2024:

	As of	As of
	April 30, 2025	July 31, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$4,808	$8,878
Less: valuation allowance	(4,808)	(8,878)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $4,808 as of April 30, 2025.

9. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended April 30, 2025 and 2024, there was one customer who accounted for 100% of the Company’s revenues.

For the three months ended April 30, 2025 and 2024, the Company has no accounts receivable from the customer.

	For the three months ended April 30
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$5,124	$-	100%	-%	$-	$-
Customer B	$-	$4,942	-%	100%	$-	$-
Total	$5,124	$4,942	100%	100%	$-	$-

For the nine months ended April 30, 2025 and 2024, for the customer who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the nine months ended April 30
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$5,124	$-	34%	-%	$-	$-
Customer B	-	4,942	-%	30	-	-
Customer C	9,957	-	66%	-	-	-
Customer D	-	5,100	-%	31	-	-
Customer C	-	6,516	0%	39	-	-
Total	$15,081	$16,558	100%	100%	$-	$-

Supplier Concentration

For the three months ended April 30, 2025 and 2024, there was one supplier who accounted for 100% of the Company’s cost of revenue.

For the three months ended April 30, 2025 and 2024, the Company has no accounts payable from the supplier.

	For the three months ended April 30
	2025	2024	2025	2024	2025	2024
	Cost of revenue		Percentage of Cost of revenue		Accounts payable

Vendor A	$2,569	$2,532	100%	100%	-	-
Total	$2,569	$2,532	100%	100%	-	-

For the nine months ended April 30, 2025 and 2024, for the supplier who accounted for 10% or more of the Company’s cost of revenue and its accounts payable balance at period-end are presented as follows:

	For the nine months ended April 30
	2025	2024	2025	2024	2025	2024
	Cost of revenue		Percentage of Cost of revenue		Accounts payable

Vendor A	$7,560	$8,461	100%	100%	-	-
Total	$7,560	$8,461	100%	100%	-	-

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

	For the Nine Months Ended and As of April 30, 2025
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$15,081	$15,081

Cost of revenue	(7,560)	(7,560)
General and administrative expenses	(30,414)	(30,414)

Loss from operations	(22,893)	(22,893)

Total assets	$23,148	$23,148
Capital expenditure	$-	$-

	For the Nine Months Ended and As of April 30, 2024
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$16,558	$16,558

Cost of revenue	(8,461)	(8,461)
General and administrative expenses	(40,596)	(40,596)

Loss from operations	(32,499)	(32,499)

Total assets	$30,934	$30,934
Capital expenditure	$-	$-

	For the Nine Months Ended and As of April 30, 2025
By Country	Non-United States	Total
Revenue	$15,081	15,081

Cost of revenue	(7,560)	(7,560)
General and administrative expenses	(30,414)	(30,414)

Loss from operations	(22,893)	(22,893)

Total assets	$23,148	23,148
Capital expenditure	$-	$-

	For the Nine Months Ended and As of April 30, 2024
By Country	Non-United States	Total
Revenue	$16,558	$16,558

Cost of revenue	(8,461)	(8,461)
General and administrative expenses	(40,596)	(40,596)

Loss from operations	(32,499)	(32,499)

Total assets	$30,934	$30,934
Capital expenditure	$-	$-

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2025 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K/A dated March 14, 2025, for the year ended July 31,2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form 10-K/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

Results of operations

Nine and three months ended April 30, 2025 and 2024

Revenues

For nine months ended April 30, 2025 and 2024, the Company has generated revenue of $15,081 and $16,558.

For three months ended April 30, 2025 and 2024, the Company has generated revenue of $5,124 and $4,942.

The revenue was generated as a result of the Company apparel & garment trading business.

General and Administrative Expenses

For the nine months ended April 30, 2025 and 2024, the Company had general and administrative expenses in the amount of $30,414 and $40,596 These were primarily comprised of audit fees, other professional fees, and stock and registrar fee.

For the three months ended April 30, 2025 and 2024, the Company had general and administrative expenses in the amount of $6,793 and $6,882. These were primarily comprised of audit fees, other professional fees, and stock and registrar fee.

Net Loss

For nine months ended April 30, 2025 and 2024, the Company has incurred a net loss of $22,893 and $32,499.

For three months ended April 30, 2025 and 2024, the Company has incurred a net loss of $4,238 and $4,472.

Cash Balance

Our cash and cash equivalents are $22,536. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and in order to increase our current level of operations for the next twelve-month period, we require further funding.

Liquidity and Capital Resources

Cash Provided by/(Used in) Operating Activities

Net cash provided by operating activities was $3,115 for the nine months ended April 30, 2025. Cash provided by operating activities was attributable to net loss from operation, decrease in other accruals, decrease in inventory, decrease in prepayment, and increase in the amount due to our director, Ms. Liu Lu.

Net cash used in operating activities was $3,365 for the nine months ended April 30, 2024. Cash used in operating activities was attributable to net loss from operation, increase in inventory, increase in the amount due to our director, Ms. Liu Lu, decrease in accounts receivable, and decrease in prepayment.

Cash Provided by Investing Activity

For the nine months ended April 30, 2025 and April 30, 2024 the Company did not generate nor used any cash in investing activities.

Cash Provided by Financing Activity

For the nine months ended April 30, 2025 and April 30, 2024 the Company did not generate nor used any cash in financing activities.

Critical Accounting Policies

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In November 2023, Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company already adopted this ASU on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its financial statement and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to further clarify the effective date of ASU 2024-03. ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses.

The requirements of ASU 2024-03 are effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.

Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU 2024-03 or retrospectively to any or all periods presented in the financial statements. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of April 30, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of April 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 16, 2025

	By:	/s/ LIU LU
Liu Lu
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-