Form 10-K
period 2025-07-31
KEEMO Fashion Group Ltd
filed 2025-10-28
CIK 1935033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2025

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2025
Common Stock, $0.001 par value	55,000,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

KEEMO FASHION GROUP LIMITED

FORM 10-K

For the Fiscal Year Ended July 31, 2025

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

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

We face various legal and operational risks and uncertainties related to being based in and having all of our operations in China. The PRC government has significant authority to exert influence on the ability of a company with China-based operations, such as Keemo Fashion Group Limited, to conduct its business, accept foreign investments or list on U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, as well as oversight on cybersecurity and data privacy. Such risks could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer, or continue to offer, our common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. In addition, the PRC government has significant oversight and discretion over the conduct of our business and may intervene with or influence the operations of our business as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in companies with China-based operations like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), the Public Company Accounting Oversight Board (United States) (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or completely investigate our auditor. Our registered public accounting firm, JP Centurion & Partners PLT, is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determinations.

On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA.

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

ITEM 1C. CYBERSECURITY

As of July 31, 2025, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

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

Fiscal Year 2025	Highest Bid	Lowest Bid
First Quarter	$4.85	$0.01
Second Quarter	$3.40	$2.31
Third Quarter	$3.06	$1.52
Fourth Quarter	$1.95	$0.87

Holders

As of July 31, 2025, we have 32 shareholders on record of our common stock.

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

Transfer of Shares

On January 2, 2025, a Stock Purchase Agreement was entered into between Liu Lu and Guang Wen Global Group Limited , wherein Guang Wen Global Group Limited purchased 34,200,000 shares of Common Shares, par value $0.001 per share, of Keemo Fashion Group Limited. As a result, Guang Wen Global Group Limited became an approximately 62% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder. The transaction was completed on April 25, 2025. The consideration paid for each share was $0.005.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2025.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended July 31, 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on May 12, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

On May 26, 2025, we acquired GW Reader Holding Limited, a company engaged in digital publishing. This acquisition expands our Company portfolio into the digital publishing sector and is expected to contribute to the Company’s growth beginning in fiscal year 2026. Because the transaction closed after our fiscal year-end of July 31, 2025, the financial results of GW Reader Holding Limited are not included in the consolidated results discussed in this Management’s Discussion and Analysis. Additional information regarding the acquisition, including the historical financial statements of GW Reader Holding Limited and the pro forma financial information prepared in accordance with Article 11 of Regulation S-X, is included in our Form 8-K/A filed on September 5, 2025, which is incorporated by reference into this Annual Report on Form 10-K.

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

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

Our cash and cash equivalents are $3,088 as of July 31, 2025. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended July 31, 2025, the Company incurred a net loss of $33,121 and used cash in operating activities of $16,333. As of July 31, 2025, the current liabilities of the Company exceeded its current assets by $82,066 and has a shareholders’ deficits of $82,066. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We are incorporated in Nevada and conduct our business operations in the People’s Republic of China (“PRC”). We maintain cash balances in both Renminbi (“RMB”) accounts in the PRC and a U.S. dollar-denominated account with East West Bank in the United States.

Cash maintained in the PRC is subject to foreign exchange and capital controls. Under PRC regulations, the conversion of RMB into U.S. dollars and the remittance of such funds abroad require regulatory approval and are subject to limitations, including the requirement to allocate at least 10% of after-tax profits to statutory reserves before distributing dividends. As a result, cash generated from our PRC operations may not be freely transferable outside of China. Funds held in our East West Bank account are maintained in the United States and are not subject to PRC foreign exchange restrictions. To date, we have not declared or paid any dividends to our shareholders. We currently intend to retain cash generated from operations to support our business activities in the PRC and do not anticipate distributing cash to shareholders in the foreseeable future.

While we have been able to transfer funds between our PRC operations and our U.S. account, there can be no assurance that the PRC government will not in the future impose additional restrictions that could materially affect our ability to access or use cash generated from our operations in China. Any such limitations could affect our liquidity and our ability to pay dividends, service debt, or fund operations outside of the PRC.

Results of operations for the year ended July 31, 2025 and 2024

Revenues

For the years ended July 31, 2025, the Company has generated a revenue of $15,081.

For the years ended July 31, 2024, the Company has generated a revenue of $21,522.

The revenue was generated through wholesaling men’s and women’s apparel and garments to retailers.

General and Administrative Expenses

For the years ended July 31, 2025, the Company incurred general and administrative expenses of $40,642. These were primarily comprised of other professional fee, audit fees, stock and registrar fees, bank charges, printing and stationery, and legal fees.

For the years ended July 31, 2024, the Company incurred general and administrative expenses of $52,861. These were primarily comprised of other professional fee, audit fees, stock and registrar fees, bank charges, printing and stationery, and legal fees.

Net Loss

For the years ended July 31, 2025, the Company incurred a net loss of $33,121.

For the years ended July 31, 2024, the Company incurred a net loss of $42,275.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has decreased by $16,333, from $19,421 as of July 31, 2024 to $3,088 as of July 31, 2025. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash Used in Operating Activities

For the year ended July 31, 2025, the Company has used $16,333 in operating activities, which was primarily attributable to net loss from operation, increase in the amount due to our director, Ms. Liu Lu, decrease in prepayment, decrease in inventories, and increase in other accruals.

For the year ended July 31, 2024, the Company has used $9,322 in operating activities, which was primarily attributable to net loss from operation, increase in the amount due to our director, Ms. Liu Lu, increase in prepayment, decrease in accounts receivable, decrease in inventories, and decrease in other accruals.

Cash Provided by Investing Activities

For the year ended July 31, 2025 and 2024, the Company did not generate nor used any cash in investing activities.

Cash Provided by Financing Activities

For the year ended July 31, 2025 and 2024, the Company did not generate nor used any cash in financing activities.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2025.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of July 31, 2025, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of July 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

Name	Age	Positions and Offices
Liu Lu	33	Chief Executive Officer, President, Secretary, Treasurer, Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended July 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from July 31, 2024 to July 31, 2025:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended July 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Liu Lu, Chief Executive Officer, President, Secretary, Treasurer, Director	2025	$-	-	-	-	-	-	-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2025, the Company has 55,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Liu Lu Chief Executive Officer, President, Secretary, Treasurer and Director	1,800,000	3%	-	-	3%
5% or Greater Shareholders
Guang Wen Global Group Limited	34,200,000	62%	-	-	62%

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

On January 2, 2025, a Stock Purchase Agreement was entered into between Liu Lu and Guang Wen Global Group Limited, wherein Guang Wen Global Group Limitedpurchased 34,200,000 shares of Common Shares, par value $0.001 per share, of Keemo Fashion Group Limited. As a result, Guang Wen Global Group Limited became an approximately 62% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder. The transaction was completed on April 25, 2025. The consideration paid for each share was $0.005.

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

On January 2, 2025, a Stock Purchase Agreement was entered into between Liu Lu and Guang Wen Global Group Limited, wherein Guang Wen Global Group Limited purchased 34,200,000 shares of Common Shares, par value $0.001 per share, of Keemo Fashion Group Limited. Following the transaction, Ms. Liu Lu, the Company’s sole director, retained ownership of 1,800,000 shares of common stock.

As of July 31, 2025, the sole director of the Company advanced $76,389 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended July 31, 2025 and 2024. We have engaged JP Centurion & Partners PLT as our independent registered public accounting firm since August 17, 2022.

ACCOUNTING FEES AND SERVICES	2025	2024

Audit fees	$17,100	$17,100
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$17,100	$17,100

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

Keemo Fashion Group Limited

Date: October 28, 2025	By:	/s/ Liu Lu
Liu Lu Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Liu Lu	Chief Executive Officer, President, Secretary, Treasurer, Director
Liu Lu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 28, 2025

Keemo Fashion Group Limited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

KEEMO Fashion Group Limited

69 Wanke Boyu, Xili Liuxin 1st Road,

Nanshan District, Shenzen

Guangdong 518052 China.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KEEMO Fashion Group Limited (the ‘Company’) as of July 31, 2025 and 2024, and the related statements of operations and comprehensive loss, statements changes in of stockholders’ equity, and statements of cash flows for the year ended as of July 31, 2025 and 2024, and the related notes to financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for the financial year ended as of July 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended July 31, 2025, the Company incurred a net loss of $33,121 and used cash in operating activities of $16,333. As of July 31, 2025, the current liabilities of the Company exceeded its current assets by $82,066 and has a shareholders’ deficits of $82,066. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (ID: 6723) We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia
October 28, 2025

Item 1. Financial Statements

KEEMO FASHION GROUP LIMITED

BALANCE SHEETS

AS OF JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of July 31, 2025	As of July 31, 2024
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,088	$19,421
Inventories	-	2,527
Prepayment	-	6,526
TOTAL CURRENT ASSETS	3,088	28,474

TOTAL ASSETS	$3,088	$28,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Amount due to a director	76,389	69,919
Other accruals	8,765	7,500
TOTAL CURRENT LIABILITIES	85,154	77,419

TOTAL LIABILITIES	$85,154	$77,419

STOCKHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 55,000,000 as of July 31, 2025 and July 31, 2024, respectively (1)	$5,500	$5,500
Additional paid in capital	26,600	26,600
Accumulated deficit	(114,166)	(81,045)
TOTAL STOCKHOLDERS’ EQUITY	$(82,066)	$(48,945)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,088	$28,474

(1)	Prior period results have been adjusted to reflect the ten-for-one stock split effected in the form of a stock issuance in August 8, 2024. See Note 1, Overview, for details.

See accompanying notes to financial statements.

KEEMO FASHION GROUP LIMITED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended July 31,
	2025	2024
	(Audited)	(Audited)
REVENUE	$15,081	$21,522

COST OF REVENUE	(7,560)	(10,936)

GROSS PROFIT	7,521	10,586

GENERAL AND ADMINISTRATIVE EXPENSES	(40,642)	(52,861)

LOSS FROM OPERATIONS	(33,121)	(42,275)

OTHER INCOME	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAX	(33,121)	(42,275)

INCOME TAX EXPENSES	-	-

NET LOSS	(33,121)	(42,275)

OTHER COMPREHENSIVE LOSS	-	-

TOTAL COMPREHENSIVE LOSS	$(33,121)	$(42,275)

NET LOSS PER SHARE - BASIC AND DILUTED (1)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (1)	55,000,000	55,000,000

(1)	Prior period results have been adjusted to reflect the ten-for-one stock split effected in the form of a stock issuance in August 8, 2024. See Note 1, Overview, for details.

See accompanying notes to financial statements.

KEEMO FASHION GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of August 1, 2023 (1)	55,000,000	5,500	26,600	(38,770)	(6,670)
Net loss	-	-	-	(42,275)	(42,275)
Balance as of July 31, 2024	55,000,000	5,500	26,600	(81,045)	(48,945)
Net loss	-	-	-	(33,121)	(33,121)
Balance as of July 31, 2025	55,000,000	5,500	26,600	114,166	(82,066)

(1)	Prior period results have been adjusted to reflect the ten-for-one stock split effected in the form of a stock issuance in August 8, 2024. See Note 1, Overview, for details.

See accompanying notes to financial statements.

KEEMO FASHION GROUP LIMITED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended July 31,
	2025	2024
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,121)	$(42,275)
Changes in operating assets and liabilities:
Accounts receivable	-	6,954
Inventories	2,527	878
Prepayment	6,526	(2,593)
Amount due to a director	6,470	29,514
Other accruals	1,265	(1,800)

Net cash flows used in operating activities	(16,333)	(9,322)

Effect of exchange rate changes in cash and cash equivalents	-	-

Net changes in cash and cash equivalents	(16,333)	(9,322)
Cash and cash equivalents, beginning of year	19,421	28,743

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,088	$19,421

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to financial statements.

KEEMO FASHION GROUP LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2025 AND 2024

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

2. GOING CONCERN

For the year ended July 31, 2025, the Company incurred a net loss of $33,121 and used cash in operating activities of $16,333. As of July 31, 2025, the current liabilities of the Company exceeded its current assets by $82,066 and has a shareholders’ deficits of $82,066. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable at July 31, 2025 and July 31, 2024 there were no allowances for credit losses.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC Topic 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. The Company also adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclosed in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the year ended July 31, 2025, the Company has one reportable segment based on business unit, apparel & garment trading services, and one reportable segment based on region. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

4. INVENTORIES

As of July 31, 2025 and 2024, the Company inventories consist of following:

	As of July 31, 2025	As of July 31, 2024
Finished goods	$-	$2,527
Total inventories	$-	$2,527

No allowance has been provided for the year ended July 31, 2025 and 2024.

5. PREPAYMENT

As of July 31, 2025 and 2024, prepayment consist of following:

	As of July 31, 2025	As of July 31, 2024
Stock & Registrar fees	$-	$4,690
Other professional fee	-	1,836
Total prepayment	$-	$6,526

6. AMOUNT DUE TO A DIRECTOR

	As of July 31, 2025	As of July 31, 2024
Amount due to a director	$76,389	$69,919

As of July 31, 2025, the sole director of the Company advanced $76,389 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Ms. Liu Lu, has not been compensated for the services.

7. OTHER ACCRUALS

	As of July 31, 2025	As of July 31, 2024
Accrued expenses	$8,765	$7,500
Total other accruals	$8,765	$7,500

Accrued expenses for the years ended July 31, 2025 and 2024 consist of accrued audit fees, transfer agent fee and other professional fee.

8. SHAREHOLDERS’ EQUITY

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

On January 2, 2025, a Stock Purchase Agreement was entered into between Liu Lu and Guang Wen Global Group Limited, wherein Guang Wen Global Group Limited purchased 34,200,000 shares of Common Shares, par value $0.001 per share, of Keemo Fashion Group Limited. Following the transaction, Ms. Liu Lu, the Company’s sole director, retained ownership of 1,800,000 shares of common stock.

As of July 31, 2025, the Company has 55,000,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of commons stock authorized.

9. INCOME TAX

The loss from operation before income tax of the Company for the years ended July 31, 2025 and 2024 were comprised of the following:

	For the years ended July 31
	2025	2024
Tax jurisdictions from:
– Local	$(33,121)	$(42,275)

Loss before income taxes	$(33,121)	$(42,275)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of July 31, 2025, the operations in the United States of America incurred $33,121 of net operating losses (NOL’s) which can be carried forward to offset future taxable income, at the tax rate of 21%. The NOL carry forwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $6,955 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2025 and July 31, 2024:

	As of July 31
	2025	2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$6,955	$8,878
Less: valuation allowance	(6,955)	(8,878)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $6,955 as of July 31, 2025.

10. CONCENTRATION OF RISK

Customer Concentration

For the year ended July 31, 2025, the Company generated total revenue of $15,081, of which two customers accounted for 100% of the Company’s revenue. The Company has no accounts receivable from the customers.

For the year ended July 31, 2024, the Company generated total revenue of $21,522, of which four customers accounted for 100% of the Company’s revenue. The Company has no accounts receivable from the customers.

	For the year ended July 31
	2025	2024	2025	2024	2025	2024
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$5,124	$-	34%	-%	$-	$-
Customer B	-	4,942	-%	23%	$-	$-
Customer C	9,957	-	66%	-%	-	-
Customer D	-	6,516	-%	30%	-	-
Customer E	-	5,100	-%	24%	-	-
Customer F	-	4,964	-%	23%	-	-
Total	$15,081	$21,522	100%	100%	$-	$-

Supplier Concentration

For the year ended July 31, 2025, the Company incurred cost of revenue of $7,560, accounted by one vendor. For the year ended July 31, 2024, the Company incurred cost of revenue of $10,936, accounted by two vendors.

	For the year ended July 31
	2025	2024	2025	2024	2025	2024
	Cost of revenue		Percentage of Cost of revenue		Accounts payable, trade

Vendor A	$7,560	$-	100%	-%	$-	$-
Vendor B	-	3,405	-%	31%	-	-
Vendor C	-	7,531	-%	69%	-	-
Total	$7,560	$10,936	100%	100%	$-	$-

11. SEGMENT REPORTING

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

	For the Year Ended and As of July 31, 2025
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$15,081	$15,081

Cost of revenue	(7,560)	(7,560)
General and administrative expenses	(40,642)	(40,642)

Loss from operations	(33,121)	(33,121)

Total assets	$3,088	$3,088
Capital expenditure	$-	$-

	For the Year Ended and As of July 31, 2024
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$21,522	$21,522

Cost of revenue	(10,936)	(10,936)
General and administrative expenses	(52,861)	(52,861)

Loss from operations	(42,275)	(42,275)

Total assets	$28,474	$28,474
Capital expenditure	$-	$-

	For the Year Ended and
	As of July 31, 2025
By Country	United States	Non-United States	Total
Revenue	$-	$15,081	$15,081

Cost of revenue	-	(7,560)	(7,560)
General and administrative expenses	-	(40,642)	(40,642)

Loss from operations	-	(33,121)	(33,121)

Total assets	$-	$3,088	$3,088
Capital expenditure	$-	$-	$-

	For the Year Ended and
	As of July 31, 2024
By Country	United States	Non-United States	Total
Revenue	$-	$21,522	$21,522

Cost of revenue	-	(10,936)	(10,936)
General and administrative expenses	-	(52,861)	(52,861)

Loss from operations	-	(42,275)	(42,275)

Total assets	$-	$28,474	$28,474
Capital expenditure	$-	$-	$-

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2025 up through the date the Company presented these audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

Acquisition of GW Reader Holding Limited

The Company has entered into a Material Definitive Agreement on May 26, 2025, pursuant to a Share Purchase Agreement with Guang Wen Global Group Limited (the “Seller”), a company incorporated in the British Virgin Islands. Under the terms of the Agreement, the Company agreed to purchase 100% of the issued and outstanding shares of GW Reader Holding Limited, a company incorporated in the Cayman Islands, and a wholly-owned subsidiary of the Seller. As part of the Agreement Keemo will also acquire all of GW Reader Holding Limited’s assets which include two wholly owned subsidiaries. Those assets are owned as follows: GW Reader Holding Limited owns 100% of the shares of Willing Read Culture Technology Co., Limited, incorporated in Hong Kong, which in turn holds 100% ownership of GW Reader Sdn. Bhd., a limited liability company incorporated in Malaysia. The acquisition was completed on September 2, 2025.

