Form 10-Q
period 2025-10-31
KEEMO Fashion Group Ltd
filed 2025-12-12
CIK 1935033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on December 12, 2025
Common Stock, $0.001 par value	55,000,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KEEMO FASHION GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2025 (UNAUDITED) AND JULY 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of October 31, 2025	As of July 31, 2025
	(Unaudited)	(Audited)
	(Consolidated)	(Standalone)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,612	$3,088
Account receivable, net	39	-
Prepayment	184	-
TOTAL CURRENT ASSETS	28,835	3,088

NON-CURRENT ASSET
Goodwill	293,498	-
TOTAL NON-CURRENT ASSET	293,498	-

TOTAL ASSETS	$322,333	$3,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Due to related parties	$518,660	$76,389
Deferred revenue	45,248	-
Other payables and accrued liabilities	9,277	8,765
TOTAL CURRENT LIABILITIES	573,185	85,154

TOTAL LIABILITIES	$573,185	$85,154

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 55,000,000 as of October 31, 2025 and July 31, 2025	$5,500	$5,500
Additional paid in capital	25,317	26,600
Accumulated deficit	(279,305)	(114,166)
Accumulated other comprehensive loss	(2,364)	-
TOTAL SHAREHOLDERS’ DEFICIT	$(250,852)	$(82,066)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$322,333	$3,088

Comparative year reflects standalone parent only (unconsolidated). Consolidation began in current quarter – see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”))

	Three months ended October 31
	2025	2024
	(Consolidated)	(Standalone)

REVENUE	$-	$4,946

COST OF REVENUE	-	(2,438)

GROSS PROFIT	$-	$2,508

GENERAL AND ADMINISTRATIVE EXPENSES	(12,436)	(10,909)

LOSS FROM OPERATION BEFORE INCOME TAX	(12,436)	(8,401)

OTHER INCOME	-	-

LOSS BEFORE INCOME TAX	(12,436)	(8,401)

INCOME TAX EXPENSES	-	-

NET LOSS	$(12,436)	$(8,401)

OTHER COMPREHENSIVE LOSS:

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(2,364)	-

TOTAL COMPREHENSIVE LOSS	$(14,800)	$(8,401)

NET LOSS PER SHARE- BASIC AND DILUTED	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	55,000,000	55,000,000

Comparative quarter reflects standalone parent only (unconsolidated). Consolidation began in current quarter – see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK					ACCUMULATED
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	SUBSCRIPTION RECEIVABLE	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSS	TOTAL SHAREHOLDERS’ DEFICIT
Balance as of July 31, 2025	55,000,000	$5,500	$26,600	$-	$(114,166)	$-	$(82,066)
Equity assumed on acquisition	-	-	50,000	(51,283)	-	-	(1,283)
Net between subscription receivables and additional paid-in capital	-	-	(51,283)	51,283	-	-	-
Net liabilities recognized through prior acquisition	-	-	-	-	(41,014)	-	(41,014)
Net liabilities recognized through common control	-	-	-	-	(111,689)	-	(111,689)
Net loss	-	-	-	-	(12,436)	-	(12,436)
Foreign currency translation adjustment	-	-	-	-	-	(2,364)	(2,364)
Balance as of October 31, 2025	55,000,000	$5,500	$25,317	$-	$(279,305)	$(2,364)	$(250,852)

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	SHAREHOLDERS’ DEFICIT
Balance as of July 31, 2024	55,000,000	$5,500	$26,600	$(81,045)	$(48,945)
Net loss	-	-	-	(8,401)	(8,401)
Balance as of October 31, 2024	55,000,000	$5,500	$26,600	$(89,446)	$(57,346)

Comparative quarter reflects standalone parent only (unconsolidated). Consolidation began in current quarter – see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”))

	Three months ended October 31
	2025	2024
	(Consolidated)	(Standalone)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,436)	$(8,401)
Changes in operating assets and liabilities:
Inventories	-	(2,643)
Prepayment	(166)	3,467
Amount due to a director	-	10,597
Deferred revenue	(391)	-
Other payables and accrued liabilities	(2,641)	(4,300)

Net cash used in operating activities	(15,634)	(1,280)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash acquired from acquisition of subsidiaries	29,687	-

Net cash from investing activity	29,687	-

CASH FLOWS FROM FINANCING ACTIVITY:
Advance from related parties	11,293	-

Net cash from financing activity	11,293	-

Effect of exchange rate changes on cash and cash equivalent	178	-

Net increase/(decrease) in cash and cash equivalents	25,524	(1,280)
Cash and cash equivalents, beginning of period	3,088	19,421

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,612	$18,141

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

Comparative quarter reflects standalone parent only (unconsolidated). Consolidation began in current quarter – see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEEMO FASHION GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024 (UNAUDITED)

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

Acquisition of GW Reader Holding Limited and its Subsidiaries

On May 26,2025, the Company entered into a Material Definitive Agreement, pursuant to a Share Purchase Agreement (the “Agreement”) with Guang Wen Global Group Limited (the “Seller”), a company incorporated in the British Virgin Islands. Under the terms of the Agreement, the Company agreed to acquire 100% of the issued and outstanding shares of GW Reader Holding Limited (“GW Reader Holding”), a company incorporated on October 12, 2023 in the Cayman Islands and a wholly-owned subsidiary of the Seller. Through this acquisition, the Company would also obtain ownership of all assets held by GW Reader Holding, including its two wholly-owned subsidiaries: Willing Read Culture Technology Co., Limited (“Willing Read”), incorporated on May 6, 2024 in Hong Kong, and GW Reader Sdn. Bhd. (“GW Reader”), incorporated on October 30, 2020 in Malaysia.

On September 2, 2025, the Company completed the acquisition of GW Reader Holding. Upon closing, the Company became the sole direct shareholder of GW Reader Holding and, through this ownership structure, obtained 100% indirect ownership of Willing Read and GW Reader.

As of the issuance date of this financial report, the details of the Company’s subsidiaries are as follows. All subsidiaries of the Group are wholly-owned by the Company.

Name of Entity	Date of Incorporation	Place of Incorporation	% of Ownership	Principal Activities
GW Reader Holding Limited (“GW Reader Holding”)	October 12, 2023	Cayman Islands	100%	Investment holding
Willing Read Culture Technology Co., Limited (“Willing Read”)	May 6, 2024	Hong Kong	100%	Investment holding
GW Reader Sdn. Bhd. (“GW Reader”)	October 30, 2020	Malaysia	100%	Digital publishing

During the financial period, following the acquisition of new subsidiaries, the Company also ventured into the digital publishing business. This includes providing users with access to paid digital content such as web-novels and e-books, where users purchase virtual currency (“Coins”) to redeem for specific content.

Business of GW Reader Sdn. Bhd.

GW Reader operates a digital publishing platform specializing in serialized online fiction for a global audience. Through its proprietary mobile application and website, the company develops, sources, and distributes original and translated content across popular genres such as romance, fantasy, and action. GW Reader uses a “pay-per-chapter” microtransaction model in which users purchase tokens to unlock individual episodes. This model offers readers flexibility while supporting ongoing content creation.

As of the reporting date, the Company operates two primary business segments:

1.	Apparel Trading Business – conducted through KEEMO Fashion Group Limited in China.
2.	Digital Publishing Business – conducted through GW Reader Sdn. Bhd. in Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and regulations of the Securities and Exchange Commission (the “SEC”).

The Company has adopted July 31 as its fiscal year end.

On September 2, 2025, the Company completed the acquisition of GW Reader Holding, Willing Read and GW Reader (“GW Reader Holding Group”) from its major shareholder. No consideration was paid. As the transfer represents a transaction between entities under common control in accordance with ASC 805-50, Business Combinations (“ASC 805-50”) the assets and liabilities of GW Reader Holding Group were recognized at their historical carrying amounts on the date of combination.

The accompanying condensed consolidated financial statements include the results of GW Reader Holding Group from September 2, 2025 onwards. The Company did not have subsidiaries requiring consolidation in prior periods. Accordingly, comparative prior-period financial information is presented on a standalone (parent-only) basis and has not been restated.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany transactions and balances have been eliminated. Acquired businesses are included in the condensed consolidated financial statements from the date on which control is transferred to the Company.

Going Concern

For the three months ended October 31, 2025, the Company incurred a net loss of $12,436 and the current liabilities of the Company exceeded its current assets by $544,350 and has a shareholders’ deficits of $250,852. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

Use of Estimates and Significant Judgements

Management uses estimates and judgements in preparing these condensed consolidated financial statements in accordance with US GAAP. These estimates and judgements affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses during the periods presented. Actual results may differ from these estimates. In particular, management made the judgement that the acquisition of GW Reader Holding Group from the Company’s major shareholder qualifies as a common-control transaction under ASC 805-50. Accordingly, the assets and liabilities of GW Reader Holding Group were recognized at their historical carrying amounts, consolidation began on the completion date of September 2, 2025, and prior periods were not restated.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to receive. The Company applies the following five-step model to all revenue arrangements:

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

The Company generates revenue from two primary sources:

(i) Apparel trading business; and

(ii) Digital publishing business.

Apparel trading business

The Company engages in the wholesale distribution of apparel products. Revenue is recognized when control of the goods transfers to the customer, which generally occurs upon delivery. The Company’s performance obligation in these arrangements is the transfer of apparel products. The Company does not have significant variable consideration in its wholesale operations.

Digital publishing business

The Company provides users with access to paid digital content, including web-novels and e-books. Users purchase virtual currency (“Coins”), which is subsequently redeemed for access to specific content. The Company’s performance obligation is to provide access to the selected content.

Revenue is recognized based on the usage of Coins by users, as such usage represents a faithful depiction of the transfer of services.

The Company has determined that it is the principal in the majority of Paid Content transactions because it controls the monetization and availability of content, has discretion in establishing pricing, is responsible for customer service, and controls the promotion and presentation of content. Accordingly, revenue is recognized gross, and amounts retained by content creators are recorded as expenses.

Deferred Revenue

Deferred revenue is recorded when the Company entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation.

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

As of October 31, 2025, there were no allowances for credit losses recorded against accounts receivable.

Cost of Revenue

In accordance with ASC 340-40, Contracts with Customers (“ASC 340-40”) and ASC 606, the Company recognizes cost of revenue as those costs directly attributable to the delivery of its services and the generation of revenue.

Apparel trading business

Cost of revenue includes the cost of purchasing apparel products and freight or handling costs directly associated with fulfilling customer orders.

Cost of revenue does not include indirect expenses such as general administrative expenses and marketing-related costs.

Digital publishing business

Cost of revenue primarily consists of service charges imposed by a third-party collection company that processes and remits customer payments. These charges are deducted from gross collections and are recognized in the period in which the related revenue is earned.

Cost of revenue does not include indirect costs such as general administrative expenses or marketing-related costs.

Net (Loss) Income Per Share

The Company calculates net (loss) income per share in accordance with ASC 260, Earnings per Share (“ASC 260”). Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

As of October 31, 2025, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. The Company also adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.

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

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations and comprehensive income (loss).

The functional currency of the Company is the United States Dollars (“US$” or “US dollars”) and the accompanying condensed consolidated financial statements have been expressed in US dollars. In addition, the Company’s subsidiary maintains its books and record in Malaysia Ringgit (“MYR”), United States Dollars (“US$”) and Hong Kong Dollars (“HK$”), which is the respective functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US dollars are translated into US dollars, in accordance with ASC 830-30, Translation of Financial Statement (“ASC 830-30”), using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the three months ended October 31,
	2025	2024
Period-end MYR : US$1 exchange rate	4.21	4.38
Period-average MYR : US$1 exchange rate	4.21	4.27
Period-end HK$ : US$1 exchange rate	7.77	7.75
Period-average HK$ : US$1 exchange rate	7.80	7.75

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value Measurement

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Segment Reporting

The Company follows the guidance of ASC 280, Segment Reporting (“ASC 280”), which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the three months ended October 31, 2025, the Company has two reportable segments based on business unit, apparel and garment trading business and digital publishing business and two reportable segments based on country, China and Malaysia. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Recently Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses”. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s condensed consolidated financial statement disclosures.

In March 2025, the FASB issued ASU 2025-02, “Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122”, which removes certain SEC guidance related to obligations to safeguard crypto-assets. The Company does not engage in activities involving crypto-assets; therefore, the adoption of this ASU is not expected to have a material impact on its condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”, which amends ASC 718 and ASC 606 to (i) expand the definition of a performance condition to include vesting tied to a customer’s own purchases or the purchases of the customer’s customers, (ii) require entities to estimate expected forfeitures, and (iii) clarify that the variable consideration guidance in ASC 606 does not apply to share-based consideration payable to a customer. The amendments are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s condensed consolidated financial statements.

3. GOODWILL

Acquisition of GW Reader Sdn. Bhd.

On October 17, 2024, Willing Read acquired 100% of the equity interests of GW Reader. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the consideration transferred over the fair value of the net assets acquired and liabilities assumed was recorded as goodwill.

Goodwill Calculation

Goodwill represents the excess of the purchase consideration transferred over the fair value of the net assets acquired and liabilities assumed. The preliminary allocation of the purchase price is summarized as follows:

Cash and cash equivalents	$6,785
Accounts receivable, net	640
Prepayments	186
Intangible asset, net	2,944
Accrued expenses	(8,301)
Amount due to director	(251,522)
Deferred revenue	(44,230)
Adjustment for foreign exchange fluctuation	(2)
Fair value of GW Reader Sdn. Bhd.	$(293,500)
Fair value of consideration	2
Goodwill	$(293,498)

Acquisition by GW Reader Holding Limited (Common Control Transaction)

On November 27, 2024, GW Reader Holding acquired 100% of the equity interests of Willing Read. As both entities were under the common control, the transaction was accounted for in accordance with ASC 805-50. Accordingly, the assets and liabilities of Willing Read, including the goodwill recognized in connection with the October 17, 2024 acquisition of GW Reader, were recorded by GW Reader Holding at their predecessor carrying amounts. No new goodwill was recognized in connection with this transaction.

4. ACCOUNTS RECEIVABLE, NET

As of October 31, 2025 and July 31, 2025, the Company accounts receivable, net consist of following

	As of October 31, 2025	As of July 31, 2025
Accounts receivable, net	$39	$-
Total accounts receivable, net	$39	$-

5. PREPAYMENT

As of October 31, 2025 and July 31, 2025, the Company prepayment consist of following:

	As of October 31, 2025	As of July 31, 2025
Company secretarial fee	$184	$-
Total prepayment	$184	$-

6. RELATED PARTY TRANSACTIONS

	As of October 31, 2025	As of July 31, 2025
Due to related parties:
- Related party A	$86,348	$76,389
- Related party B	169,196	-
- Related party C	263,116	-
	$518,660	$76,389

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Related party A represents Liu Lu, who is the Chief Executive Officer, President, Secretary, Treasurer, and a Director of Keemo Fashion Group Limited.

Related party B represents Huang Jia, who is a director of GW Reader Holding Limited.

Related party C represents Seah Chia Yee, who is a director of GW Reader Sdn. Bhd.

Acquisition of GW Reader Holding Group

The Company acquired 100% of the equity interests of GW Reader Holding Group from Guang Wen Global Group Limited, the Company’s major shareholder, on May 26, 2025, with completion of the transfer on September 2, 2025. The transfer was executed without consideration. As the transaction involved the Company’s controlling shareholder, it is classified as a related-party transaction under ASC 850, Related Party Disclosures (“ASC 850”).

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of October 31, 2025 and July 31, 2025, other payables and accrued liabilities consist of following:

	As of October 31, 2025	As of July 31, 2025
Other payables	$4,388	-
Accrued liabilities	4,889	8,765
Total other payables and accrued liabilities	$9,277	$8,765

Other payables and accrued liabilities as of October 31, 2025 and July 31, 2025 consist of accrued audit fee, other professional fees and commission payables.

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

As of October 31, 2025, the Company has 55,000,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of commons stock authorized.

9. ASSETS AND LIABILITIES RECOGNIZED THROUGH COMMON CONTROL

On September 2, 2025, the Company completed the acquisition of GW Reader Holding and its wholly owned subsidiary Willing Read. As the Company and the Seller were under common control prior to the transaction, this acquisition is accounted for as a common-control transaction under ASC 805-50.

GW Reader was not acquired under common control. It was previously acquired by Willing Read on October 17, 2024, in a separate transaction accounted for under the purchase method. Accordingly, the assets and liabilities of GW Reader are not included in the common-control recognition amounts below.

In accordance with ASC 805-50, the Company recognized the assets and liabilities of GW Reader Holding and Willing Read at their carrying amounts in the financial statements of the transferring entity at the date of transfer. No goodwill, gain, or loss was recognized in connection with the common-control transaction. Any difference between the consideration transferred and the carrying amounts of the net assets received was recorded within Additional Paid-in Capital.

The following table summarizes the carrying amounts of assets and liabilities recognized through the common-control transfer (excluding GW Reader):

Assets
Investment in subsidiary	$1,285
Cash and cash equivalents	10,154
Other current assets	44,280
Total assets acquired	55,719

Liability
Due to related parties	$(167,408)
Total liability assumed	(167,408)
Net liability recognized	$(111,689)

10. INCOME TAX

The loss from operation before income taxes of the Company for the three months ended October 31, 2025 and 2024 were comprised of the following:

	For the three months ended October 31
	2025	2024
Tax jurisdictions from:
- Local	$(5,701)	$(8,401)
- Foreign, representing:
Cayman Island	(1,334)	-
Hong Kong	(104)	-
Malaysia	(5,297)	-
Loss before income taxes	$(12,436)	$(8,401)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of October 31, 2025, the operations in the United States of America incurred $5,701 of net operating losses (NOL’s) which can be carried forward to offset future taxable income, at the tax rate of 21%. The NOL carry forwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $1,197 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Cayman Islands

The Company is incorporated in the Cayman Islands, a jurisdiction that does not impose corporate income taxes, capital gains taxes, or withholding taxes on income derived within or outside of the Cayman Islands. As such, the Company is not subject to income tax in the Cayman Islands.

No provision for income taxes has been made in the accompanying condensed consolidated financial statements, as the Company has no tax obligations in its country of incorporation. Additionally, the Company has not incurred any current or deferred tax liabilities in other jurisdictions as of the reporting date.

Hong Kong

Willing Read Culture Technology Co Limited operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 8.25% on assessable profits up to HK$2,000,000; and 16.5% on any part of assessable profits over HK$2,000,000.

Malaysia

GW Reader Sdn Bhd is governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of October 31, 2025, the operations in the Malaysia incurred $5,297 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2025 and July 31, 2025:

	As of	As of
	October 31, 2025	July 31, 2025
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$1,197	$6,955
– Cayman Island	-	-
– Hong Kong	9	-
– Malaysia	1,271	-
Less: valuation allowance	(2,477)	(6,955)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $2,477 as of October 31, 2025.

11. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended October 31, 2025, the Company did not generate any revenue. As a result, there was no customer who accounted for more than 10% of the Company’s total revenue. The outstanding accounts receivable as of October 31, 2025 includes balances brought forward from the subsidiary acquired during the period. For the three months ended October 31, 2024, there was one customer who accounted for 100% of the Company’s total revenue.

The table below sets forth the customers who accounted for more than 10% of the Company’s total revenue.

	For the three months ended October 31
	2025	2024	2025	2024	2025	2024
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$-	$4,946	-%	100%	$39	$-
Total	$-	$4,946	-%	100%	$39	$-

Supplier Concentration

For the three months ended October 31, 2025, the Company did not incur any cost of revenues. As a result, there was no supplier who accounted for more than 10% of the Company’s total cost of revenue. The Company also did not have any accounts payable to supplier as of October 31, 2025. For the three months ended October 31, 2024, there was one supplier who accounted for 100% of the Company’s total cost of revenue.

The table below sets forth the suppliers who accounted for more than 10% of the Company’s total cost of revenue.

	For the three months ended October 31
	2025	2024	2025	2024	2025	2024
	Cost of revenue		Percentage of Cost of revenue		Accounts payable

Vendor A	$-	$2,438	-%	100%	$-	$-
Total	$-	$2,438	-%	100%	$-	$-

12. SEGMENT REPORTING

ASC 280 establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments based on business unit, apparel and garment trading business and digital publishing business and two reportable segments based on country, China and Malaysia.

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

	For the Three Months Ended and As of October 31, 2025
By Business Unit	Apparel & Garment Trading Business	Digital Publishing Business	Total
Revenue	$-	$-	$-

Cost of revenue	-	-	-
General and administrative expenses	(5,701)	(6,735)	(12,436)

Loss from operations	(5,701)	(6,735)	(12,436)

Total assets	$297,365	$24,968	$322,333
Capital expenditure	$-	$-	$-

	For the Three Months Ended and As of October 31, 2024
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$4,946	$4,946

Cost of revenue	(2,438)	(2,438)
General and administrative expenses	(10,909)	(10,909)

Loss from operations	(8,401)	(8,401)

Total assets	$26,370	$26,370
Capital expenditure	$-	$-

	For the Three Months Ended and As of October 31, 2025
By Country	China	Non-China	Total
Revenue	$-	$-	$-

Cost of revenue	-	-	-
General and administrative expenses	(5,701)	(6,735)	(12,436)

Loss from operations	(5,701)	(6,735)	(12,436)

Total assets	$297,365	$24,968	$322,333
Capital expenditure	$-	$-	$-

	For the Three Months Ended and As of October 31, 2024
By Country	China	Total
Revenue	$4,946	$4,946

Cost of revenue	(2,438)	(2,438)
General and administrative expenses	(10,909)	(10,909)

Loss from operations	(8,401)	(8,401)

Total assets	$26,370	$26,370
Capital expenditure	$-	$-

13. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2025 up through the date the Company issued the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated October 28, 2025, for the year ended July 31, 2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on May 12, 2023, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

KEEMO Fashion Group Limited entered into a Share Purchase Agreement on May 26, 2025, to acquire 100% of GW Reader Holding Limited a Cayman Islands holding company. Through this acquisition, Keemo also obtained indirect ownership of its two subsidiaries: Willing Read Culture Technology Co., Limited in Hong Kong and GW Reader Sdn. Bhd. in Malaysia.

GW Reader Holding Limited and Willing Read Culture Technology Co., Limited are investment holding entities without operating activities. GW Reader Sdn. Bhd., incorporated in Malaysia, operates the Group’s content publishing business, focusing on the development and distribution of online novels and related digital content through mobile applications.

The acquisition was completed on September 2, 2025, and KEEMO Fashion Group Limited now holds full ownership of GW Reader Holding Limited and its subsidiaries.

Results of operations

Three months ended October 31, 2025 and 2024

Revenues

For the three months ended October 31, 2025, the Company did not generate any revenue, as there were no sales activities from its two business segments, apparel trading business and digital publishing business.

For the three months ended October 31, 2024, the Company generated revenue in the amount of $4,946. The revenue was generated as a result of the Company apparel and garment trading business.

General and Administrative Expenses

For the three months ended October 31, 2025, the Company had general and administrative expenses in the amount of $12,436. These were primarily comprised of audit fees, commission payables, and other professional fees.

For the three months ended October 31, 2024, the Company had general and administrative expenses in the amount of $10,909. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

Net Loss

For the three months ended October 31, 2025, the Company has incurred a net loss of $12,436.

For the three months ended October 31, 2024, the Company has incurred a net loss of $8,401.

Cash Balance

Our cash and cash equivalents are $28,612. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and in order to increase our current level of operations for the next twelve-month period, we require further funding.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $15,634 for the three months ended October 31, 2025. Cash used in operating activities was attributable to net loss from operation, decrease in other payables and accrued liabilities and deferred revenue contra by decrease in prepayment.

Net cash used in operating activities was $1,280 for the three months ended October 31, 2024. Cash used in operating activities was attributable to net loss from operation, increase in inventory, decrease in other payables and accrued liabilities contra by decrease in accounts receivable, decrease in prepayment and increase in the amount due to our director, Ms. Liu Lu.

Cash Provided by Investing Activity

For the three months ended October 31, 2025, the Company generated $29,687 in cash from acquisition of subsidiaries.

For the three months ended October 31, 2024 the Company did not generate nor used any cash in investing activities.

Cash Provided by Financing Activity

For the three months ended October 31, 2025, the Company generated $11,293 in cash from advances received from related parties.

For the three months ended October 31, 2024, the Company did not generate nor used any cash in financing activities.

Critical Accounting Policies

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses”. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

In March 2025, the FASB issued ASU 2025-02, “Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122”, which removes certain SEC guidance related to obligations to safeguard crypto-assets. The Company does not engage in activities involving crypto-assets; therefore, the adoption of this ASU is not expected to have a material impact on its financial statements.

In May 2025, the FASB issued ASU 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”, which amends ASC 718 and ASC 606 to (i) expand the definition of a performance condition to include vesting tied to a customer’s own purchases or the purchases of the customer’s customers, (ii) require entities to estimate expected forfeitures, and (iii) clarify that the variable consideration guidance in ASC 606 does not apply to share-based consideration payable to a customer. The amendments are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of October 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of October 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: December 12, 2025

	By:	/s/ LIU LU
Liu Lu
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-