Form 10-Q
period 2026-01-31
KEEMO Fashion Group Ltd
filed 2026-03-16
CIK 1935033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2026

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 16, 2026
Common Stock, $0.001 par value	55,000,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KEEMO FASHION GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2026 (UNAUDITED) AND JULY 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of January 31, 2026	As of July 31, 2025
	(Unaudited)	(Audited)
	(Consolidated)	(Standalone)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,696	$3,088
Account receivable, net	41	-
Prepayment	6,409	-
TOTAL CURRENT ASSETS	29,146	3,088

NON-CURRENT ASSET
Goodwill	293,498	-
TOTAL NON-CURRENT ASSET	293,498	-

TOTAL ASSETS	$322,644	$3,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Due to related parties	$560,908	$76,389
Deferred revenue	45,254	-
Other payables and accrued liabilities	4,136	8,765
TOTAL CURRENT LIABILITIES	610,298	85,154

TOTAL LIABILITIES	$610,298	$85,154

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 55,000,000 as of January 31, 2026 and July 31, 2025	$5,500	$5,500
Additional paid in capital	25,317	26,600
Accumulated deficit	(297,108)	(114,166)
Accumulated other comprehensive loss	(21,363)	-
TOTAL SHAREHOLDERS’ DEFICIT	$(287,654)	$(82,066)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$322,644	$3,088

Comparative year reflects standalone parent only (unconsolidated). Consolidation began in quarter ended October 31, 2025 – see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
	(Consolidated)	(Standalone)	(Consolidated)	(Standalone)

REVENUE	$-	$5,012	$-	$9,957

COST OF REVENUE	(1)	(2,553)	(1)	(4,991)

GROSS PROFIT	$(1)	$2,459	$(1)	$4,966

GENERAL AND ADMINISTRATIVE EXPENSES	(17,802)	(12,713)	(30,238)	(23,621)

LOSS FROM OPERATION BEFORE INCOME TAX	$(17,803)	$(10,254)	$(30,239)	$(18,655)

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	$(17,803)	$(10,254)	$(30,239)	$(18,655)

OTHER COMPREHENSIVE LOSS:

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(18,999)	-	(21,363)	-

TOTAL COMPREHENSIVE LOSS	$(36,802)	$(10,254)	$(51,602)	$(18,655)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	55,000,000	55,000,000	55,000,000	55,000,000

Comparative quarters reflect standalone parent only (unconsolidated). Consolidation began in quarter ended October 31, 2025 – see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK					ACCUMULATED
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	SUBSCRIPTION RECEIVABLE	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSS	TOTAL SHAREHOLDERS’ DEFICIT
Balance as of July 31, 2025	55,000,000	$5,500	$26,600	$-	$(114,166)	$-	$(82,066)
Equity assumed on acquisition	-	-	50,000	(51,283)	-	-	(1,283)
Net between subscription receivables and additional paid-in capital	-	-	(51,283)	51,283	-	-	-
Net liabilities recognized through prior acquisition	-	-	-	-	(41,014)	-	(41,014)
Net liabilities recognized through common control	-	-	-	-	(111,689)	-	(111,689)
Net loss	-	-	-	-	(12,436)	-	(12,436)
Foreign currency translation adjustment	-	-	-	-	-	(2,364)	(2,364)
Balance as of October 31, 2025	55,000,000	$5,500	$25,317	$-	$(279,305)	$(2,364)	$(250,852)
Net loss	-	-	-	-	(17,803)	-	(17,803)
Foreign currency translation adjustment	-	-	-	-	-	(18,999)	(18,999)
Balance as of January 31, 2026	55,000,000	$5,500	$25,317	$-	$(297,108)	$(21,363)	$(287,654)

	COMMON STOCK		ADDITIONAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2024	55,000,000	5,500	26,600	(81,045)	(48,945)
Net loss	-	-	-	(8,401)	(8,401)
Balance as of October 31, 2024	55,000,000	5,500	26,600	(89,446)	(57,346)

Net loss	-	-	-	(10,254)	(10,254)
Balance as of January 31,2025	55,000,000	5,500	26,600	(99,700)	(67,600)

Comparative quarters reflect standalone parent only (unconsolidated). Consolidation began in quarter ended October 31, 2025 – see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”)

	Six months ended January 31
	2026	2025
	(Consolidated)	(Standalone)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,239)	$(18,655)
Changes in operating assets and liabilities:
Inventories	-	(42)
Prepayment	(6,385)	4,691
Amount due to a director	-	20,760
Deferred revenue	(3,087)	-
Other payables and accrued liabilities	(8,271)	(4,300)

Net cash (used in)/provided by operating activities	(47,982)	2,454

CASH FLOWS FROM INVESTING ACTIVITY:
Cash acquired from acquisition of subsidiaries	29,687	-

Net cash from investing activity	29,687	-

CASH FLOWS FROM FINANCING ACTIVITY:
Advance from related parties	37,125	-

Net cash from financing activity	37,125	-

Effect of exchange rate changes on cash and cash equivalent	778	-

Net increase in cash and cash equivalents	19,608	2,454
Cash and cash equivalents, beginning of period	3,088	19,421

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,696	$21,875

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

Comparative quarter reflects standalone parent only (unconsolidated). Consolidation began in quarter ended October 31, 2025 - see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEEMO FASHION GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR SIX MONTHS ENDED JANUARY 31, 2026 AND 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

1. ORGANIZATION AND BUSINESS BACKGROUND

KEEMO Fashion Group Limited, a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on April 22, 2022.

KEEMO Fashion Group Limited is headquartered in Shenzhen, People Republic of China (herein referred as (“China”). The Company primarily operate in men and women apparel and garment trading business, focusing on wholesaling to distributors mainly based in China, sourcing directly from manufacturers in China. The Company do not maintain and operate any production and manufacturing of apparel facility or machine and equipment.

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

On July 25, 2024, the Board of Directors approved a ten-for-one (10:1) forward stock split (the “Forward Split”) of the Company’s common stock, par value $0.001 per share. The Company filed a Certificate of Amendment and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect the forward stock split with the Secretary of State of Nevada on August 2, 2024. The Forward Split became effective on August 8, 2024 and the common stock began trading on a split-adjusted basis on August 9, 2024. Concurrently with the effectiveness of the split, the issued and outstanding shares of common stock increased from 5,500,000 to 55,000,000, which is proportional to the ratio of the split. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Forward Split.

Acquisition of GW Reader Holding Limited and its Subsidiaries

On May 26, 2025, the Company entered into a Material Definitive Agreement, pursuant to a Share Purchase Agreement (the “Agreement”) with Guang Wen Global Group Limited (the “Seller”), a company incorporated in the British Virgin Islands. Under the terms of the Agreement, the Company agreed to acquire 100% of the issued and outstanding shares of GW Reader Holding Limited (“GW Reader Holding”), a company incorporated on October 12, 2023 in the Cayman Islands and a wholly-owned subsidiary of the Seller. Through this acquisition, the Company would also obtain ownership of all assets held by GW Reader Holding, including its two wholly-owned subsidiaries: Willing Read Culture Technology Co., Limited (“Willing Read”), incorporated on May 6, 2024 in Hong Kong, and GW Reader Sdn. Bhd. (“GW Reader”), incorporated on October 30, 2020 in Malaysia.

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

Going Concern

For the six months ended January 31, 2026, the Company incurred a net loss of $30,239 and the current liabilities of the Company exceeded its current assets by $581,152 and has a shareholders’ deficits of $287,654. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through continuing financial support from a shareholder. In the event that the Company require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

As of January 31, 2026, there were no allowances for credit losses recorded against accounts receivable.

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

As of January 31, 2026, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the six months ended January 31,
	2026	2025
Period-end MYR : US$1 exchange rate	3.94	4.46
Period-average MYR : US$1 exchange rate	4.15	4.39
Period-end HK$ : US$1 exchange rate	7.81	7.79
Period-average HK$ : US$1 exchange rate	7.79	7.78

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value Measurement

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

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

Segment Reporting

The Company follows the guidance of ASC 280, Segment Reporting (“ASC 280”), which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the six months ended January 31, 2026, the Company has two reportable segments based on business unit, apparel and garment trading business and digital publishing business and two reportable segments based on country, China and Malaysia. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Recently Issued Accounting Pronouncements

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

In May 2025, the FASB issued ASU 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”, which amends ASC 718 and ASC 606 to (i) expand the definition of a performance condition to include vesting tied to a customer’s own purchases or the purchases of the customer’s customers, (ii) require entities to estimate expected forfeitures, and (iii) clarify that the variable consideration guidance in ASC 606 does not apply to share-based consideration payable to a customer. The amendments are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. The amendments clarify the scope of interim reporting guidance and improve the form and content of interim financial statements and related disclosures. The update also introduces a disclosure principle requiring entities to disclose events occurring since the end of the most recent annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures.

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

4. ACCOUNTS RECEIVABLE, NET

As of January 31, 2026 and July 31, 2025, the Company accounts receivable, net consist of following

	As of January 31, 2026	As of July 31, 2025
Accounts receivable, net	$41	$-
Total accounts receivable, net	$41	$-

5. PREPAYMENT

As of January 31, 2026 and July 31, 2025, the Company prepayment consist of following:

	As of January 31, 2026	As of July 31, 2025
Company secretarial fee	$142	$-
Other professional fee	6,250	-
Virtual office rental	17	-
Total prepayment	$6,409	$-

6. RELATED PARTY TRANSACTIONS

	As of January 31, 2026	As of July 31, 2025
Due to related parties:
- Related party A	$103,020	$76,389
- Related party B	173,946	-
- Related party C	283,942	-
	$560,908	$76,389

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

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of January 31, 2026 and July 31, 2025, other payables and accrued liabilities consist of following:

	As of January 31, 2026	As of July 31, 2025
Other payables	$3,248	-
Accrued liabilities	888	8,765
Total other payables and accrued liabilities	$4,136	$8,765

Other payables and accrued liabilities as of January 31, 2026 and July 31, 2025 consist of accrued audit fee, other professional fees and commission payables.

8. SHAREHOLDERS’ EQUITY

On April 22, 2022, upon the incorporation of the Company, Liu Lu, subscribed to 3,600,000 shares of common stock at par value of $0.001 per share for a total subscription value of $3,600.

On 26 July, 2023, the Company issued 1,900,000 shares of common stock being sold at $0.015 per share for a total of $28,500 through initial public offering.

On July 25, 2024, the Board of Directors approved a ten-for-one (10:1) forward stock split (the “Forward Split”) of the Company’s common stock, par value $0.001 per share. The Company filed a Certificate of Amendment and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect the forward stock split with the Secretary of State of Nevada on August 2, 2024. The Forward Split became effective on August 8, 2024 and the common stock began trading on a split-adjusted basis on August 9, 2024. Concurrently with the effectiveness of the split, the issued and outstanding shares of common stock increased from 5,500,000 to 55,000,000, which is proportional to the ratio of the split. All share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Forward Split.

As of January 31, 2026, the Company has 55,000,000 shares of common stock issued and outstanding.

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

In accordance with ASC 805-50, the Company recognized the assets and liabilities of GW Reader Holding and Willing Read at their carrying amounts in the financial statements of the transferring entity at the date of transfer. No goodwill, gain, or loss was recognized in connection with the common-control transaction. Any difference between the consideration transferred and the carrying amounts of the net assets received or liabilities assumed was recorded within equity.

The following table summarizes the carrying amounts of assets and liabilities recognized through the common-control transfer (excluding GW Reader):

Assets
Investment in subsidiary	$1,285
Cash and cash equivalents	10,154
Other current assets	44,280
Total assets acquired	55,719

Liability
Due to related parties	$(167,408)
Total liability assumed	(167,408)
Net liability recognized	$(111,689)

10. INCOME TAX

The loss from operation before income taxes of the Company for the six months ended January 31, 2026 and 2025 were comprised of the following:

	For the six months ended January 31
	2026	2025
Tax jurisdictions from:
– Local	$(9,415)	$(18,655)
- Foreign, representing:
Cayman Island	(6,085)	-
Hong Kong	(56)	-
Malaysia	(14,683)	-
Loss before income taxes	$(30,239)	$(18,655)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of January 31, 2026, the operations in the United States of America incurred $9,415 of net operating losses (NOL’s) which can be carried forward to offset future taxable income, at the tax rate of 21%. The NOL carry forwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $1,977 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

Malaysia

GW Reader Sdn Bhd is governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of January 31, 2026, the operations in the Malaysia incurred $14,683 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2026 and July 31, 2025:

	As of	As of
	January 31, 2026	July 31, 2025
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$1,977	$6,955
– Cayman Island	-	-
– Hong Kong	-	-
– Malaysia	3,524	-
Less: valuation allowance	(5,501)	(6,955)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $5,501 as of January 31, 2026.

11. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended January 31, 2026, the Company recorded a minimal amount of revenue, which was less than $1. As a result, there was no customer who accounted for more than 10% of the Company’s total revenue. The outstanding accounts receivable as of January 31, 2026 includes balances brought forward from the subsidiary acquired during the period. For the three months ended January 31, 2025, there was one customer who accounted for 100% of the Company’s total revenue and the Company has no accounts receivable from the customer.

The table below sets forth the customers who accounted for more than 10% of the Company’s total revenue.

	For the three months ended January 31
	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$-	$5,012	-%	100%	$41	$-
Total	$-	$5,012	-%	100%	$41	$-

For the six months ended January 31, 2026, the Company recorded a minimal amount of revenue, which was less than $1. As a result, there was no customer who accounted for more than 10% of the Company’s total revenue. The outstanding accounts receivable as of January 31, 2026 includes balances brought forward from the subsidiary acquired during the period. For the six months ended January 31, 2025, there was one customer who accounted for 100% of the Company’s total revenue and the Company has no accounts receivable from the customer.

The table below sets forth the customers who accounted for more than 10% of the Company’s total revenue.

	For the six months ended January 31
	2026	2025	2026	2025	2026	2025
	Revenue		Percentage of Revenue		Accounts receivable

Customer A	$-	$9,957	-%	100%	$41	$-
Total	$-	$9,957	-%	100%	$41	$-

Supplier Concentration

For the three months ended January 31, 2026, there was one supplier who accounted for 100% of the Company’s cost of revenue. For the three months ended January 31, 2026, the Company has no accounts payable from the supplier.

For the three months ended January 31, 2025, there was one supplier who accounted for 100% of the Company’s cost of revenue. For the three months ended January 31, 2025, the Company has no accounts payable from the supplier.

The table below sets forth the suppliers who accounted for more than 10% of the Company’s total cost of revenue.

	For the three months ended January 31
	2026	2025	2026	2025	2026	2025
	Cost of revenue		Percentage of Cost of revenue		Accounts payable

Vendor A	$1	$2,553	100%	100%	$-	$-
Total	$1	$2,553	100%	100%	$-	$-

For the six months ended January 31, 2026, there was one supplier who accounted for 100% of the Company’s cost of revenue. For the six months ended January 31, 2026, the Company has no accounts payable from the supplier.

For the six months ended January 31, 2025, there was one supplier who accounted for 100% of the Company’s cost of revenue. For the six months ended January 31, 2025, the Company has no accounts payable from the supplier.

The table below sets forth the suppliers who accounted for more than 10% of the Company’s total cost of revenue.

	For the six months ended January 31
	2026	2025	2026	2025	2026	2025
	Cost of revenue		Percentage of Cost of revenue		Accounts payable

Vendor A	$1	$4,991	100%	100%	$-	$-
Total	$1	$4,991	100%	100%	$-	$-

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

	For the Six Months Ended and As of January 31, 2026
By Business Unit	Apparel & Garment Trading Business	Digital Publishing Business	Total
Revenue	$-	$-	$-

Cost of revenue	-	(1)	(1)
General and administrative expenses	(9,415)	(20,823)	(30,238)

Loss from operations	(9,415)	(20,824)	(30,239)

Total assets	$11,539	$311,105	$322,644
Capital expenditure	$-	$-	$-

	For the Six Months Ended and As of January 31, 2025
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$9,957	$9,957

Cost of revenue	(4,991)	(4,991)
General and administrative expenses	(23,621)	(23,621)

Loss from operations	(18,655)	(18,655)

Total assets	$26,279	$26,279
Capital expenditure	$-	$-

	For the Six Months Ended and As of January 31, 2026
By Country	China	Non-China	Total
Revenue	$-	$-	$-

Cost of revenue	-	(1)	(1)
General and administrative expenses	(9,415)	(20,823)	(30,238)

Loss from operations	(9,415)	(20,824)	(30,239)

Total assets	$11,539	$311,105	$322,644
Capital expenditure	$-	$-	$-

	For the Six Months Ended and As of January 31, 2025
By Country	China	Total
Revenue	$9,957	$9,957

Cost of revenue	(4,991)	(4,991)
General and administrative expenses	(23,621)	(23,621)

Loss from operations	(18,655)	(18,655)

Total assets	$26,279	$26,279
Capital expenditure	$-	$-

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events in accordance with ASC 855 through the date the financial statements were issued.

On February 17, 2026, a Stock Purchase Agreement was entered into between Guang Wen Global Group Limited (the “Seller”) and Addentax Group Corp. (the “Purchaser”), pursuant to which the Purchaser agreed to purchase 34,200,000 common shares, par value $0.001 per share (the “Shares”) of the Company.

The transaction will close by May 1, 2026. Upon closing of the transaction, the Purchaser will acquire approximately 62.18% of the voting rights of the Company’s issued and outstanding shares on a fully diluted basis, resulting in a change in control of the Company.

The aggregate purchase price for the acquisition was approximately $5.5 million, which will be satisfied through the transfer of a portion of an existing bond held by the Purchaser pursuant to a bond transfer agreement entered into between the Purchaser and the Seller.

Management determined that this transaction represents a non-recognized subsequent event, as the transaction occurred after the balance sheet date. Accordingly, the event has been disclosed but not recognized in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated October 28, 2025, for the year ended July 31,2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of operations

Six and three months ended January 31, 2026 and 2025

Revenues

For six months ended January 31, 2026, the Company recorded revenue of less than $1 from its digital publishing business, and there were no sales from its apparel trading business.

For six months ended January 31, 2025, the Company has generated revenue of $9,957 from apparel & garment trading business.

For three months ended January 31, 2026, the Company recorded revenue of less than $1 from its digital publishing business, and there were no sales from its apparel trading business.

For three months ended January 31, 2025, the Company has generated revenue of $5,012 from apparel & garment trading business.

General and Administrative Expenses

For the six months ended January 31, 2026 and 2025, the Company had general and administrative expenses in the amount of $30,238 and $23,621. These were primarily comprised of audit fees, commission payables, and other professional fees.

For the three months ended January 31, 2026 and 2025, the Company had general and administrative expenses in the amount of $17,802 and $12,713. These were primarily comprised of audit fees, commission payables, and other professional fees.

Net Loss

For six months ended January 31, 2026 and 2025, the Company has incurred a net loss of $30,239 and $18,655.

For three months ended January 31, 2026 and 2025, the Company has incurred a net loss of $17,803 and $10,254.

Cash Balance

Our cash and cash equivalents are $22,696. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and in order to increase our current level of operations for the next twelve-month period, we require further funding.

Liquidity and Capital Resources

Cash (Used in)/Provided by Operating Activities

Net cash used in operating activities was $47,982 for the six months ended January 31, 2026. Cash used in operating activities was attributable to net loss from operation, decrease in other payables and accrued liabilities, deferred revenue and prepayment.

Net cash provided by operating activities was $2,454 for the six months ended January 31, 2025. Cash provided by operating activities was attributable to net loss from operation, decrease in inventory, other payables and accrued liabilities, contra by increase in prepayment and amount due to a director, Ms. Liu Lu.

Cash Provided by Investing Activity

For the six months ended January 31, 2026, the Company generated $29,687 in cash from acquisition of subsidiaries.

For the six months ended January 31, 2025 the Company did not generate nor used any cash in investing activities.

Cash Provided by Financing Activity

For the six months ended January 31, 2026, the Company generated $37,125 in cash from advances received from related parties.

For the six months ended January 31, 2025 the Company did not generate nor used any cash in financing activities.

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

In May 2025, the FASB issued ASU 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”, which amends ASC 718 and ASC 606 to (i) expand the definition of a performance condition to include vesting tied to a customer’s own purchases or the purchases of the customer’s customers, (ii) require entities to estimate expected forfeitures, and (iii) clarify that the variable consideration guidance in ASC 606 does not apply to share-based consideration payable to a customer. The amendments are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. The amendments clarify the scope of interim reporting guidance and improve the form and content of interim financial statements and related disclosures. The update also introduces a disclosure principle requiring entities to disclose events occurring since the end of the most recent annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of January 31, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of January 31, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 16, 2026

	By:	/s/ LIU LU
Liu Lu
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-