Form 10-KT
period 2026-03-31
KEEMO Fashion Group Ltd
filed 2026-06-29
CIK 1935033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2025 to March 31, 2026

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

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 29, 2026
Common Stock, $0.001 par value	55,000,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

KEEMO FASHION GROUP LIMITED

FORM 10-KT

For the Period Ended March 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KT contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this transition report and in our other filings with the Securities and Exchange Commission or the SEC.

This transition report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this transition report are made as of the date of this transition report and should be evaluated with consideration of any changes occurring after the date of this Transition Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Transition Report to:

●	The “Company,” “we,” “us,” “our,” or “Keemo Fashion” are references to KEEMO Fashion Group Limited and its subsidiaries.

●	“Common Stock” refers to the common stock, par value $0.001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

KEEMO Fashion Group Limited, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 22, 2022. Unless the context otherwise requires, references in this transition report to the “Company,” “we,” “us,” “our,” or “Keemo” refer to KEEMO Fashion Group Limited and its subsidiaries.

The Company currently operates through two business segments; (i) apparel and garment wholesale and (ii) digital publishing and e-reading.

Since inception, the Company has been engaged in the apparel and garment wholesale business. Through this segment, the Company focuses on wholesaling men’s and women’s apparel to small and medium-sized apparel retailers in Asian countries. The Company does not maintain or operate any production or manufacturing facilities and relies on third-party suppliers for production, packaging, storage and logistics support. The Company’s historical apparel business focused on low to mid-range apparel and garments and relied primarily on management’s business network and word-of-mouth referrals to identify customers.

During the period covered by this transition report, the Company expanded its business operations into the digital publishing and e-reading industry. On May 26, 2025, the Company entered into a Material Definitive Agreement, pursuant to a Share Purchase Agreement with Guang Wen Global Group Limited (“Guang Wen”), a company incorporated in the British Virgin Islands, pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares of GW Reader Holding Limited (“GW Reader Holding”), a company incorporated in the Cayman Islands. The acquisition was completed on September 2, 2025.

As a result of the acquisition, the Company owns 100% shares of GW Reader Holding, which owns 100% shares of Willing Read Culture Technology Co., Limited (“Willing Read”), a company incorporated in Hong Kong. Willing Read owns 100% shares of GW Reader Sdn. Bhd. (“GW Reader”), a company incorporated in Malaysia. Through GW Reader, the Company operates a digital publishing and e-reading platform that develops, publishes and distributes serialized digital fiction through a proprietary mobile application and website.

Corporate History

Ms. Liu Lu was appointed as Chief Executive Officer, President, Secretary, Treasurer, and Director since the incorporation of the Company.

On January 2, 2025, Liu Lu entered into a Stock Purchase Agreement with Guang Wen, pursuant to which Guang Wen purchased 34,200,000 shares of common stock of the Company, par value $0.001 per share. The transaction was completed on April 25, 2025. As a result of the transaction, Guang Wen became the controlling shareholder of the Company, holding approximately 62% of the voting rights of the issued and outstanding shares of the Company on a fully diluted basis.

On May 26, 2025, the Company entered into a Material Definitive Agreement, pursuant to a Share Purchase Agreement with Guang Wen to acquire 100% of the issued and outstanding shares of GW Reader Holding. The acquisition was completed on September 2, 2025. The acquisition was completed without purchase consideration, as the target companies were operating at a loss and the seller agreed to transfer ownership without compensation as part of the Company’s strategic corporate realignment and expansion into the digital publishing and e-reading industry.

Corporate Structure

As of March 31, 2026, the Company’s corporate structure is as follows:

Entity	Jurisdiction	Ownership
KEEMO Fashion Group Limited (“KMFG”)	Nevada, United States	Registrant
GW Reader Holding Limited (“GW Reader Holding”)	Cayman Islands	100% directly owned by KMFG
Willing Read Culture Technology Co., Limited (“Willing Read”)	Hong Kong	100% indirectly owned by KMFG
GW Reader Sdn. Bhd. (“GW Reader”)	Malaysia	100% indirectly owned by KMFG

Below is the organization chart of the Group.

Following the acquisition, the Company did not discontinue its apparel and garment wholesale business. Instead, the Company expanded its operations and currently operates through both its apparel and garment wholesale segment and its digital publishing and e-reading segment. However, during the eight months transition period ended March 31, 2026, the Company did not generate revenue from its apparel and garment wholesale and digital publishing and e-reading segment.

Change in Fiscal Year

On March 30, 2026, the Company changed its fiscal year end from July 31 to March 31. The accompanying consolidated financial statements include the eight months transition period from August 1, 2025 to March 31, 2026. The Company’s prior fiscal year ended July 31, 2025. As a result of the change in fiscal year end, the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the transition period ended March 31, 2026 are not directly comparable to the fiscal years ended July 31, 2025 and 2024.

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

Risk Factors

We face various legal and operational risks and uncertainties related to being based in and having all of our operations in China. The PRC government has significant authority to exert influence on the ability of a company with China-based operations, such as KMFG, to conduct its business, accept foreign investments or list on U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, as well as oversight on cybersecurity and data privacy. Such risks could result in a material change in our operations and/or the value of our common stock or could significantly limit or completely hinder our ability to offer, or continue to offer, our common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless. In addition, the PRC government has significant oversight and discretion over the conduct of our business and may intervene with or influence the operations of our business as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over overseas securities offerings and other capital markets activities and foreign investment in companies with China-based operations like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), the Public Company Accounting Oversight Board (United States) (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or completely investigate our auditor. Our registered public accounting firm, HML PLT, is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determinations.

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

This transition report on Form 10-KT covers the transition period from August 1, 2025 to March 31, 2026. The Company previously had a fiscal year end of July 31 and changed its fiscal year end to March 31.

Description of Business

Principal Activities

KMFG is a Nevada corporation. The Company is principally engaged in the apparel and garment wholesale business. In addition, the Company conducts its digital publishing business through its subsidiaries.

GW Reader Holding and Willing Read are investment holding companies.

GW Reader, the operating subsidiary of the digital publishing and e-reading segment, is principally engaged in the operation of digital reading platforms through mobile applications and websites, where users may access online fiction and other digital reading content.

Business Model

The Company currently operates through two business segments.

Apparel and Garment Wholesale Segment

The Company’s apparel and garment wholesale segment focuses on sourcing and wholesaling men’s and women’s apparel to small and medium-sized apparel retailers in Asian countries.

The Company primarily carries low to mid-range apparel and garment products targeted toward both men and women, generally between 18 and 40 years of age. The Company believes that its products may appeal to customers seeking casual, work, semi-formal and dressy apparel at accessible price points.

The Company does not manufacture apparel products and does not own or operate production facilities, manufacturing equipment or garment production machinery. Instead, the Company relies on third-party suppliers for production, packaging, storage and certain logistics functions.

The Company’s apparel business uses a supplier-based and relationship-based operating model. In certain cases, inventory may be held at supplier warehouses, although the Company owns the inventory. In other cases, the Company may take physical possession of inventory and store apparel at its office before arranging delivery to customers through courier services.

The Company identifies customers primarily through management’s business network, word-of-mouth referrals and other relationship-based channels. The Company targets small and medium-sized apparel retailers, including home-based e-commerce retailers.

During the eight months transition period ended March 31, 2026, the Company did not generate revenue from the apparel and garment wholesale segment. The Company continues to evaluate business opportunities in this segment, but there can be no assurance that this segment will generate revenue in future periods.

Digital Publishing and E-Reading Segment

The Company’s digital publishing and e-reading segment is conducted through GW Reader, a Malaysia limited liability company indirectly acquired by the Company on September 2, 2025.

GW Reader was incorporated in Malaysia on October 30, 2020. GW Reader is a digital publishing company specializing in serialized storytelling for a global audience. GW Reader develops, publishes and distributes original digital content through its proprietary mobile application and website.

GW Reader’s platform offers fiction across popular genres, including romance, fantasy, action, thriller, historical fiction and translated works. Content is generally released chapter by chapter, which is intended to encourage continuing reader engagement and recurring consumption.

GW Reader’s business model is based primarily on a “pay-per-chapter” or token-based system. Users purchase virtual coins or tokens through the platform and use them to unlock premium chapters or stories. This microtransaction-based model allows readers to pay only for the content they choose to access while supporting ongoing content development.

GW Reader’s users consist primarily of individual readers who access and consume content through the mobile application and website. The platform may offer free content or promotional chapters to attract users, while premium content is unlocked through the use of purchased coins or tokens.

GW Reader sources content primarily from freelance writers. Freelance writers submit stories for publication on the platform and may be compensated based on agreed commercial arrangements, including chapter completion, number of words written, user engagement, paid content consumption or revenue-sharing arrangements. GW Reader maintains editorial oversight and may provide writing guidelines, content standards and developmental feedback to writers.

During the eight-months transition period ended March 31, 2026, the Company generated only minimal revenue from the digital publishing and e-reading segment. The Company is in the early stage of integrating and developing this segment and may require additional time and resources before the segment can generate meaningful revenue, if at all.

Sales and Marketing

For the apparel and garment wholesale segment, the Company relies primarily on management’s business network, word-of-mouth referrals and relationship-based marketing to identify potential customers. The Company targets small and medium-sized apparel retailers, including home-based e-commerce retailers.

For the digital publishing and e-reading segment, the Company’s sales and marketing strategy focuses on user acquisition, reader engagement and content retention. GW Reader may attract users through online marketing, content discovery channels, promotional access to selected free chapters or stories, digital advertising, search engine marketing, social media promotion, writer and reader community engagement, and localized content marketing for selected markets.

The Company’s ability to increase revenue will depend on its ability to maintain supplier relationships for the apparel business, expand customer relationships, maintain an attractive digital content library, improve platform functionality, retain existing digital users and acquire new users in a cost-effective manner.

Employees and Function

As of March 31, 2026, the Company had three individuals serving in management or director roles across the Company and its subsidiaries.

Name	Position
Liu Lu	Chief Executive Officer, President, Secretary, Treasurer and Director of KMFG; Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Huang Jia	Director of GW Reader Holding and Willing Read
Seah Chia Yee	Director of GW Reader

The Company may hire additional employees, contractors or consultants as its business develops. The Company does not currently maintain pension, health, annuity, insurance, stock option, profit-sharing or similar benefit plans, although it may adopt such plans in the future.

Competition

The Company faces competition in both of its business segments.

In the apparel and garment wholesale segment, the Company competes with specialized apparel wholesalers, retail-based wholesalers and e-commerce-based wholesalers. These competitors include businesses operating through B2B platforms and online wholesale channels. Many competitors have greater financial resources, larger supplier networks, broader product offerings, more established customer relationships and greater brand recognition than the Company.

In the digital publishing and e-reading segment, GW Reader competes with larger and more established digital reading platforms and content providers, including Amazon Kindle, Wattpad, Radish, Inkitt, Apple Books and other online fiction and e-reading platforms. Many of these competitors have significantly greater financial resources, larger user bases, stronger brand recognition, larger content libraries, more established relationships with writers and greater technology and marketing capabilities than the Company.

The Company seeks to compete in the digital publishing segment by offering serialized stories, frequent content updates, localized content, mobile accessibility and an interactive reading experience. However, there can be no assurance that the Company will be able to compete successfully in either segment.

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

Government Regulation

The Company is subject to laws and regulations applicable to its business activities in the jurisdictions in which it operates.

The apparel and garment wholesale segment may be subject to laws and regulations relating to import and export, product quality, consumer protection, business licensing, customs, logistics and general commercial activities.

The digital publishing and e-reading segment may be subject to laws and regulations relating to digital publishing, online platforms, consumer protection, data privacy, intellectual property, digital payments, mobile applications, app store requirements, online content and cross-border data transfers.

Because GW Reader’s platform may be accessed by users in multiple jurisdictions, the Company may become subject to additional laws and regulations in different markets. Changes in applicable laws and regulations could increase compliance costs or restrict the Company’s ability to operate or expand its platform.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1C. CYBERSECURITY

As of March 31, 2026, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. Our office is located at 69 Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

The Company utilizes home office space of its management at no cost. The company’s home office space is 34.78 square meters or approximately 374 square feet. There is no agreement pertaining to utilizing the home office space of management, and management is free to discontinue providing the office space at any time and without notice. The Company does not own, rent, or lease any properties. The Company’s digital publishing business is primarily digital and does not require physical warehousing or inventory storage.

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

Our common stock is currently quoted on the OTC Pink under the trading symbol “KMFG”.

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

Fiscal Period 2026	Highest Bid	Lowest Bid
First Quarter (August 1, 2025 – October 31, 2025)	$0.87	$0.54
Second Quarter (November 1, 2025 – January 31, 2026)	$1.00	$0.42
Third Quarter (February 1, 2026 – March 31, 2026)	$1.30	$0.75

Holders

As of March 31, 2026, we have 32 stockholders on record of our common stock.

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

Transfer of Shares

On January 2, 2025, a Stock Purchase Agreement was entered into between Liu Lu and Guang Wen, wherein Guang Wen purchased 34,200,000 shares of Common Shares, par value $0.001 per share, of KMFG. As a result, Guang Wen became an approximately 62% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder. The transaction was completed on April 25, 2025. The consideration paid for each share was $0.005.

On February 17, 2026, a Stock Purchase Agreement was entered into between Guang Wen and Addentax Group Corp. (“ATXG”), wherein ATXG purchased 34,200,000 shares of Common Shares, par value $0.001 per share, of KMFG. As a result, ATXG became an approximately 62% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder. The transaction was completed on March 30, 2026. The aggregate purchase price for the acquisition was approximately $5.5 million, which was satisfied through the transfer of a portion of an existing bond held by ATXG.

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

Recent Sales of Unregistered Securities

No securities have been sold by the Company during the period covered by this Form 10-KT.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the eight months ended March 31, 2026.

Other Stockholder Matters

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the transition period from August 1, 2025 to March 31, 2026 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this transition report on Form 10-KT. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Transition Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on May 12, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Transition Report.

Overview

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this transition report. This transition report covers the eight months transition period from August 1, 2025 to March 31, 2026. The Company previously had a fiscal year end of July 31 and changed its fiscal year end to March 31 during the period.

The Company currently operates through two business segments: apparel and garment wholesale, and digital publishing and e-reading. During the transition period, the Company completed the acquisition of GW Reader Holding on September 2, 2025 and, through that acquisition, indirectly acquired Willing Read and GW Reader. GW Reader operates the Company’s digital publishing and e-reading business.

During the eight months transition period ended March 31, 2026, the Company did not generate revenue from its apparel and garment wholesale and digital publishing and e-reading segment. The Company incurred a net loss of $67,368 and used cash of $58,707 in operating activities. As of March 31, 2026, the Company had cash and cash equivalents of $15,667, current liabilities exceeded current assets by $606,896, and the Company had a stockholders’ deficit of $313,398. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to finance its operations primarily through cash generated from future revenue, if any, and continuing financial support from stockholders or related parties.

No assurance can be given any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Results of operations for the eight months ended March 31, 2026 and 2025

Revenues

For the eight months transition period ended March 31, 2026, the Company did not generate revenue from the apparel and garment wholesale and digital publishing and e-reading segment during the transition period.

For the comparative eight months ended March 31, 2025, the Company has generated a revenue of $15,081, which was generated from the apparel and garment wholesale business prior to the acquisition of GW Reader Holding.

Revenue decreased from $15,081 in the comparative eight months ended March 31, 2025 to nil for the transition period ended March 31, 2026, as the comparative period revenue was generated from the apparel and garment wholesale business prior to the acquisition of GW Reader Holding, while no revenue was generated from either business segment during the transition period.

General and Administrative Expenses

For the eight months transition period ended March 31, 2026, the Company incurred general and administrative expenses of $67,366. These were primarily comprised of commission, other professional fee, audit fees, accounting fees, stock and registrar fees.

For the comparative eight months ended March 31, 2025, the Company incurred general and administrative expenses of $24,830. These were primarily comprised of other professional fee, audit fees, stock and registrar fees.

General and administrative expenses increased by $42,536, from $24,830 for the comparative eight months ended March 31, 2025 to $67,366 for the eight-months transition period ended March 31, 2026. The increase was primarily attributable to commission expenses and higher professional fees, including audit fees and accounting fees, incurred during the transition period.

Net Loss

For the eight months transition period ended March 31, 2026, the Company incurred a net loss of $67,368.

For the eight months ended March 31, 2025, the Company incurred a net loss of $17,309.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash and cash equivalents of $15,667, compared to $3,088 as of July 31, 2025. The increase in cash was primarily attributable to cash acquired from the acquisition of subsidiaries and advances from related parties, partially offset by cash used in operating activities.

As of March 31, 2025, the Company had cash and cash equivalents of $23,329, compared to $19,421 as of July 31, 2024. The increase in cash was primarily attributable to cash generated from operating activities.

For the eight months transition period ended March 31, 2026, net cash used in operating activities was $58,707, primarily attributable to the Company’s net loss and changes in operating assets and liabilities. Net cash provided by investing activities was $29,687, which represented cash acquired from the acquisition of subsidiaries. Net cash provided by financing activities was $40,953, which represented advances from related parties.

For the comparative eight months ended March 31, 2025, net cash generated from operating activities was $3,908, primarily attributable to the Company’s net loss and changes in operating assets and liabilities. No cash generate nor used any cash in investing and financing activity.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2026.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required by this item are located following the signature page of this Transition Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of March 31, 2026, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our consolidated financial statements as of March 31, 2026.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2026, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2027.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Transition Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This transition report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Transition Report on Form 10-KT.

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

Name	Age	Positions and Offices
Liu Lu	34	Chief Executive Officer, President, Secretary, Treasurer, Director

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

In April 2022, Ms. Liu founded KMFG, and as a result of her promotional, organizational, and marketing experience, it is the determination of the board that she serves as our Chief Executive Officer, President, Secretary, Treasurer, and Director.

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

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s consolidated financial statements and other services provided by the Company’s independent public accountants. The Board of Directors and the Chief Executive Officer of the Company review the Company’s internal accounting controls, practices and policies.

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

We believe that our Director(s) are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

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

Stockholder Proposals

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Sole Officer and Director, Liu Lu, at the address appearing on the first page of this Form 10-KT.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the eight months transition period ended March 31, 2026.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from July 31, 2025 to March 31, 2026:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Eight months ended March 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Liu Lu, Chief Executive Officer, President, Secretary, Treasurer, Director	2026	$-	-	-	-	-	-	-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2026, the Company has 55,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this transition report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Liu Lu Chief Executive Officer, President, Secretary, Treasurer and Director	1,800,000	3%	-	-	3%
5% or Greater Stockholders
Addentax Group Corp. (“ATXG”)	34,200,000	62%	-	-	62%

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

On January 2, 2025, a Stock Purchase Agreement was entered into between Liu Lu and Guang Wen, wherein Guang Wen purchased 34,200,000 shares of Common Shares, par value $0.001 per share, of KMFG. As a result, Guang Wen became an approximately 62% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder. The transaction was completed on April 25, 2025. The consideration paid for each share was $0.005.

On February 17, 2026, a Stock Purchase Agreement was entered into between Guang Wen and ATXG, wherein ATXG purchased 34,200,000 shares of Common Shares, par value $0.001 per share, of KMFG. As a result, ATXG became an approximately 62% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder. The transaction was completed on March 30, 2026. The aggregate price for the acquisition was approximately $5.5 million and the purchase consideration shall be satisfied by utilizing a portion of an existing bond held by ATXG.

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

As of July 31, 2022, our sole director, Ms. Liu Lu, advanced $25,758 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of October 31, 2022, the sole director of the Company advanced $26,958 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of April 30, 2023, the sole director of the Company advanced $30,419 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment

On July 26, 2023, we issued 1,900,000 shares of our common stock in consideration of $28,500, or $0.015 per share through initial public offering.

As of July 31, 2023, the sole director of the Company advanced $40,405 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of October 31, 2023 and January 31, 2024, the sole director of the Company advanced $47,716 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

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

As of October 31, 2024, the sole director of the Company advanced $80,516 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

On January 2, 2025, a Stock Purchase Agreement was entered into between Liu Lu and Guang Wen, wherein Guang Wen purchased 34,200,000 shares of Common Shares, par value $0.001 per share, of KMFG. Following the transaction, Ms. Liu Lu, the Company’s sole director, retained ownership of 1,800,000 shares of common stock.

As of January 31, 2025, the sole director of the Company advanced $90,679 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of April 30, 2025, the sole director of the Company advanced $91,786 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of July 31, 2025, the sole director of the Company advanced $76,389 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

As of October 31, 2025, the Company and its subsidiaries had amounts due to related parties as follows:

●	Ms. Liu Lu, Chief Executive Officer, President, Secretary, Treasurer, and a director of KMFG, advanced $86,348 to the Company.
●	Ms. Huang Jia, a director of GW Reader Holding and Willing Read, advanced $169,196 to the Company’s subsidiaries.
●	Mr. Seah Chia Yee, a director of GW Reader, advanced $263,116 to the Company’s subsidiary.

All advances are unsecured, non-interest bearing, and repayable on demand, with no fixed terms of repayment.

As of January 31, 2026, the Company and its subsidiaries had amounts due to related parties as follows:

●	Ms. Liu Lu, Chief Executive Officer, President, Secretary, Treasurer, and a director of KMFG, advanced $103,020 to the Company.
●	Ms. Huang Jia, a director of GW Reader Holding and Willing Read, advanced $173,946 to the Company’s subsidiaries.
●	Mr. Seah Chia Yee, a director of GW Reader, advanced $283,942 to the Company’s subsidiary.

All advances are unsecured, non-interest bearing, and repayable on demand, with no fixed terms of repayment.

On February 17, 2026, a Stock Purchase Agreement was entered into between Guang Wen and ATXG, wherein ATXG purchased 34,200,000 shares of Common Shares, par value $0.001 per share, of KMFG. As a result, ATXG became an approximately 62% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder. The transaction was completed on March 30, 2026. The aggregate price for the acquisition was approximately $5.5 million and the purchase consideration shall be satisfied by utilizing a portion of an existing bond held by ATXG.

As of March 31, 2026, the Company and its subsidiaries had amounts due to related parties as follows:

●	Ms. Liu Lu, Chief Executive Officer, President, Secretary, Treasurer, and a director of KMFG, advanced $105,665 to the Company.
●	Ms. Huang Jia, a director of GW Reader Holding and Willing Read, advanced $171,334 to the Company’s subsidiaries.
●	Mr. Seah Chia Yee, a director of GW Reader, advanced $277,479 to the Company’s subsidiary.

All advances are unsecured, non-interest bearing, and repayable on demand, with no fixed terms of repayment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table provides information about the aggregate fees billed to the Company by its independent registered public accounting firms for the eight months ended March 31, 2026 and the fiscal years ended July 31, 2025 and 2024. JP Centurion & Partners PLT served as the Company’s independent registered public accounting firm from August 17, 2022 until its resignation on November 12, 2025. HML PLT has served as the Company’s independent registered public accounting firm since November 12, 2025.

ACCOUNTING FEES AND SERVICES	2026	2025	2024

Audit fees	$31,000	$17,100	$17,100
Audit-related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-
Total	$31,000	$17,100	$17,100

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the reissuance of audit report by the previous independent registered public firm, issuance of comfort letters, and consents.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following are filed as part of this transition report:

The following consolidated financial statements of KEEMO Fashion Group Limited and its subsidiaries and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Transition Report:

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

*Filed herewith

ITEM 16. FORM 10-KT SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-KT.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Transition Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEEMO Fashion Group Limited

Date: June 29, 2026	By:	/s/ Liu Lu
Liu Lu Chief Executive Officer, President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this transition report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Liu Lu	Chief Executive Officer, President, Secretary, Treasurer, Director
Liu Lu	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	June 29, 2026

KEEMO FASHION GROUP LIMITED

HML PLT LLP0004524-LCA & 201504000748 CHARTERED ACCOUNTANTS AF 002152 1-23B Jalan Desa 1/3 Desa Aman Puri 52100 Kuala Lumpur, Malaysia Tel 603 – 6273 4543 Fax 603 – 6273 4542 Email audit@hml.com.my

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

KEEMO Fashion Group Limited

69 Wanke Boyu, Xili Liuxin 1st Road,

Nanshan District, Shenzhen

Guangdong 518052 China.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KEEMO Fashion Group Limited and its subsidiaries (collectively referred to as the “Company”) as of March 31, 2026, and the related consolidated statement of operations and comprehensive loss, statement of changes in stockholders’ equity, and statement of cash flows for the period ended March 31, 2026, and the related notes to financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and the results of its operations and its cash flows for the financial period ended as of March 31, 2026, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $67,368 during the period and had an accumulated deficit of $334,237 and working capital deficit of $606,896 as at March 31, 2026. These factors create uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that we communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Description of the Matter

As described in Note 3 to the financial statements, the Company recognized goodwill of $293,498 arising from the acquisition of a subsidiary during the period ended March 31, 2026. Management performed its annual goodwill impairment assessment and concluded that no impairment was required because the estimated fair value of the reporting unit exceeded its carrying amount.

We identified the evaluation of the goodwill impairment assessment as a critical audit matter because auditing management’s estimate required especially challenging auditor judgment due to the significant assumptions used in estimating the fair value of the reporting unit. In particular, management’s discounted cash flow model incorporated significant assumptions regarding revenue growth, advertising and selling expenses, administrative expenses, discount rate and terminal growth rate. Changes in these assumptions could have had a significant effect on the estimated fair value and the conclusion regarding impairment.

How We Addressed the Matter in Our Audit

Our principal audit procedures included, among others:

●	Obtaining an understanding of and evaluating management’s process for performing the goodwill impairment assessment;

●	Assessment of the reasonableness and appropriateness of the valuation model adopted by the management;

●	Testing the mathematical accuracy of the discounted cash flow model;

●

Evaluating the reasonableness of significant assumptions, including revenue growth, advertising and selling expenses, administrative expenses, discount rate and terminal growth rate, by comparing them with historical operating results, approved budgets, industry data and other available market information;

●	Performing sensitivity analyses over significant assumptions to evaluate the impact of reasonably possible changes on the estimated fair value; and

●	Evaluating whether the disclosures relating to goodwill and impairment testing complied with the applicable requirements of U.S. GAAP.

We determined that there were no other critical audit matters.

/s/ HML PLT (ID: 7100)
Chartered Accountants We have served as the Company’s auditor since 2025.

Kuala Lumpur, Malaysia
June 29, 2026

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

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (ID: 6723) We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia
October 28, 2025

Item 1. Consolidated Financial Statements

KEEMO FASHION GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2026	July 31, 2025	July 31, 2024
	(Audited)	(Audited)	(Audited)
	(Consolidated)	(Standalone)	(Standalone)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,667	$3,088	$19,421
Accounts receivable, net	39	-	-
Inventories	-	-	2,527
Prepayment	5,111	-	6,526
TOTAL CURRENT ASSETS	20,817	3,088	28,474

NON-CURRENT ASSET
Goodwill	293,498	-	-
TOTAL NON-CURRENT ASSET	293,498	-	-

TOTAL ASSETS	$314,315	$3,088	$28,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Due to related parties	$554,478	$76,389	$69,919
Deferred revenue	45,255	-	-
Other payables and accrued liabilities	27,980	8,765	7,500
TOTAL CURRENT LIABILITIES	627,713	85,154	77,419

TOTAL LIABILITIES	$627,713	$85,154	$77,419

STOCKHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 55,000,000 as of March 31, 2026, July 31, 2025 and July 31, 2024, respectively (1)	$5,500	$5,500	$5,500
Additional paid in capital	26,600	26,600	26,600
Accumulated deficit	(334,237)	(114,166)	(81,045)
Accumulated other comprehensive loss	(11,261)	-	-
TOTAL STOCKHOLDERS’ DEFICIT	(313,398)	(82,066)	(48,945)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$314,315	$3,088	$28,474

(1)	Prior period results have been adjusted to reflect the ten-for-one stock split effected in the form of a stock issuance in August 8, 2024. See Note 1.

Comparative years reflects standalone parent only (unconsolidated). Consolidation began from September 2, 2025 onwards. – see Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Eight Months Ended	Twelve Months Ended
	March 31,	July 31,
	2026	2025	2024
	(Audited)	(Audited)	(Audited)
	(Consolidated)	(Standalone)	(Standalone)

REVENUE	$-	$15,081	$21,522

COST OF REVENUE	(2)	(7,560)	(10,936)

GROSS (LOSS) / PROFIT	(2)	7,521	10,586

GENERAL AND ADMINISTRATIVE EXPENSES	(67,366)	(40,642)	(52,861)

LOSS FROM OPERATIONS	(67,368)	(33,121)	(42,275)

OTHER INCOME	-	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAX	(67,368)	(33,121)	(42,275)

INCOME TAX EXPENSES	-	-	-

NET LOSS	(67,368)	(33,121)	(42,275)

OTHER COMPREHENSIVE LOSS	(11,261)	-	-

TOTAL COMPREHENSIVE LOSS	$(78,629)	$(33,121)	$(42,275)

NET LOSS PER SHARE – BASIC AND DILUTED (1)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (1)	55,000,000	55,000,000	55,000,000

(1)	Prior period results have been adjusted to reflect the ten-for-one stock split effected in the form of a stock issuance in August 8, 2024 - see Note 1.

Comparative years reflects standalone parent only (unconsolidated). Consolidation began from September 2, 2025 onwards – see Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL			ACCUMULATED OTHER	TOTAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	SUBSCRIPTION RECEIVABLE	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	SHAREHOLDERS’ DEFICIT
Balance as of August 1, 2023 (1)	55,000,000	$5,500	$26,600	$-	$(38,770)	$-	$(6,670)
Net loss	-	-	-	-	(42,275)	-	(42,275)
Balance as of July 31, 2024	55,000,000	$5,500	$26,600	-	$(81,045)	$-	$(48,945)
Net loss	-	-	-	-	(33,121)	-	(33,121)
Balance as of July 31, 2025	55,000,000	5,500	$26,600	-	$(114,166)	$-	$(82,066)
Equity assumed on acquisition	-	-	51,283	(51,283)	-	-	-
Net between subscription receivables and additional paid-in capital	-	-	(51,283)	51,283	-	-	-
Net liabilities recognized through prior acquisition	-	-	-	-	(41,014)	-	(41,014)
Net liabilities recognized through common control	-	-	-	-	(111,689)	-	(111,689)
Net loss	-	-	-	-	(67,368)	-	(67,368)
Foreign currency translation adjustment	-	-	-	-	-	(11,261)	(11,261)
Balance as of March 31, 2026	55,000,000	$5,500	$26,600	$-	$(334,237)	$(11,261)	$(313,398)

(1)	Prior period results have been adjusted to reflect the ten-for-one stock split effected in the form of a stock issuance in August 8, 2024 - see Note 1.

Comparative years reflect standalone parent only (unconsolidated). Consolidation began from September 2, 2025 onwards – see Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Eight Months Ended March 31,	Twelve Months Ended July 31,
	2026	2025	2024
	(Audited)	(Audited)	(Audited)
	(Consolidated)	(Standalone)	(Standalone)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,368)	$(33,121)	$(42,275)
Change in operating assets and liabilities:
Accounts receivable	1	-	6,954
Inventories	-	2,527	878
Prepayment	(5,093)	6,526	(2,593)
Amount due to related parties	-	6,470	29,514
Deferred revenue	(1,931)	-	-
Other payables and accrued liabilities	15,684	1,265	(1,800)

Net cash flows used in operating activities	(58,707)	(16,333)	(9,322)

CASH FLOWS FROM INVESTING ACTIVITY:
Cash acquired from acquisition of subsidiaries	29,687	-	-

Net cash from investing activity	29,687	-	-

CASH FLOWS FROM FINANCING ACTIVITY:
Advance from related parties	40,953	-	-

Net cash from financing activity	40,953	-	-

Effect of exchange rate changes on cash and cash equivalent	646	-	-

Net changes in cash and cash equivalents	12,579	(16,333)	(9,322)
Cash and cash equivalents, beginning of period/year	3,088	19,421	28,743

CASH AND CASH EQUIVALENTS, END OF PERIOD/YEAR	$15,667	$3,088	$19,421

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Comparative years reflects standalone parent only (unconsolidated). Consolidation began from September 2, 2025 onwards - see Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

KEEMO FASHION GROUP LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

KEEMO Fashion Group Limited (“KMFG”), a Nevada corporation, was incorporated under the laws of the State of Nevada on April 22, 2022.

KMFG is headquartered in Shenzhen, People’s Republic of China (herein referred as (“China”). We primarily operate in men and women apparel and garment trading business, focusing on wholesaling to distributors mainly based in Asian countries, sourcing directly from manufacturers in China. We do not maintain and operate any production and manufacturing of apparel facility or machine and equipment.

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

Acquisition of GW Reader Holding and its Subsidiaries

On May 26, 2025, the Company entered into a Material Definitive Agreement, pursuant to a Share Purchase Agreement (the “Agreement”) with Guang Wen (the “Seller”), a company incorporated in the British Virgin Islands. Under the terms of the Agreement, the Company agreed to acquire 100% of the issued and outstanding shares of GW Reader Holding, a company incorporated on October 12, 2023 in the Cayman Islands and a wholly-owned subsidiary of the Seller. Through this acquisition, the Company would also obtain ownership of all assets held by GW Reader Holding, including its two wholly-owned subsidiaries: Willing Read, incorporated on May 6, 2024 in Hong Kong, and GW Reader, incorporated on October 30, 2020 in Malaysia.

On September 2, 2025, the Company completed the acquisition of GW Reader Holding. Upon closing, the Company became the sole direct shareholder of GW Reader Holding and, through this ownership structure, obtained 100% indirect ownership of Willing Read and GW Reader.

As of the issuance date of this transitional report, the details of the Company’s subsidiaries are as follows. All subsidiaries of the Group are wholly-owned by the Company.

Name of Entity	Date of Incorporation	Place of Incorporation	% of Ownership	Principal Activities
GW Reader Holding Limited (“GW Reader Holding”)	October 12, 2023	Cayman Islands	100%	Investment holding
Willing Read Culture Technology Co., Limited (“Willing Read”)	May 6, 2024	Hong Kong	100%	Investment holding
GW Reader Sdn. Bhd. (“GW Reader”)	October 30, 2020	Malaysia	100%	Digital publishing

During the transitional period, following the acquisition of new subsidiaries, the Company also ventured into the digital publishing business. This includes providing users with access to paid digital content such as web-novels and e-books, where users purchase virtual currency (“Coins”) to redeem for specific content.

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

As of the reporting date, the Company operates two primary business segments:

1.	Apparel Trading Business – conducted through KMFG in China.
2.	Digital Publishing Business – conducted through GW Reader in Malaysia.

Change in Fiscal Year End

On March 30, 2026, the Company changed its fiscal year end from July 31 to March 31. The accompanying consolidated financial statements include the eight months transition period from August 1, 2025 to March 31, 2026. The Company’s prior fiscal year ended July 31, 2025. As a result of the change in fiscal year end, the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the transition period ended March 31, 2026 are not directly comparable to the fiscal years ended July 31, 2025 and 2024.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and regulations of the Securities and Exchange Commission (the “SEC”).

On September 2, 2025, the Company completed the acquisition of GW Reader Holding, Willing Read and GW Reader (“GW Reader Holding Group”). No consideration was paid. As the transfer represents a transaction between entities under common control in accordance with ASC 805-50, Business Combinations (“ASC 805-50”) the assets and liabilities of GW Reader Holding Group were recognized at their historical carrying amounts on the date of combination.

The accompanying consolidated financial statements include the results of GW Reader Holding Group from September 2, 2025 onwards. The Company did not have subsidiaries requiring consolidation in prior years. Accordingly, comparative prior-years financial information is presented on a standalone (parent-only) basis and has not been restated.

The consolidated financial statements include the accounts of the Company and its subsidiaries and all intercompany transactions and balances have been eliminated. Acquired businesses are included in the consolidated financial statements from the date on which control is transferred to the Company.

Going Concern

For the eight months ended March 31, 2026, the Company incurred a net loss of $67,368 and the current liabilities of the Company exceeded its current assets by $606,896 and has an accumulated stockholders’ deficits of $334,237. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through continuing financial support from a stockholder. In the event that the Company require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the stockholder has indicated the intent and ability to provide additional financing.

Use of Estimates and Significant Judgements

Management uses estimates and judgements in preparing these consolidated financial statements in accordance with US GAAP. These estimates and judgements affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses during the periods presented. Actual results may differ from these estimates.

Significant estimates and judgments include, but are not limited to, the assessment of goodwill impairment, the determination of whether the acquisition of GW Reader Holding Group qualified as a common-control transaction under ASC 805-50, and the assessment of income taxes, deferred tax assets and deferred tax liabilities.

Management assesses goodwill for impairment in accordance with U.S. GAAP. The assessment includes consideration of qualitative factors and, where required, a quantitative impairment test. Based on management’s assessment, no goodwill impairment was recognized for the period ended March 31, 2026.

Management also evaluates income taxes and deferred income taxes based on enacted tax laws, temporary differences between the financial reporting and tax bases of assets and liabilities, and the realizability of deferred tax assets. Where applicable, a valuation allowance is recognized when it is more likely than not that some or all of the deferred tax assets will not be realized.

Management determined that the acquisition of GW Reader Holding Group qualified as a common-control transaction under ASC 805-50, as the Company and GW Reader Holding Group were under common control at the acquisition date. Accordingly, the assets and liabilities of GW Reader Holding Group were recognized at their historical carrying amounts. Consolidation commenced on the completion date of September 2, 2025, and prior years were not restated.

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

As of March 31, 2026, July 31, 2025 and July 31, 2024, there were no allowances for credit losses recorded against accounts receivable.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the fair value of amounts assigned to the assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized; rather, it is tested for impairment annually and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. An impairment loss is recognized when the carrying amount of the reporting unit, including goodwill, exceeds the estimated fair value of the reporting unit and is measured as the amount of such excess, limited to the carrying amount of goodwill allocated to the reporting unit. The Company’s policy is to perform its annual impairment testing for its reporting units on March 31 of each fiscal year.

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

The functional currency of the Company is the United States Dollars (“US$” or “US dollars”) and the accompanying consolidated financial statements have been expressed in US dollars. In addition, the Company’s subsidiary maintains its books and record in Malaysia Ringgit (“MYR”), United States Dollars (“US$”) and Hong Kong Dollars (“HK$”), which is the respective functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	Eight Months Ended March 31,	Twelve Months Ended July 31,
	2026	2025	2024
Period-end MYR: US$1 exchange rate	4.05	4.26	4.59
Period-average MYR: US$1 exchange rate	4.10	4.36	4.70
Period-end HK$: US$1 exchange rate	7.84	7.85	7.81
Period-average HK$: US$1 exchange rate	7.80	7.79	7.82

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

Net (Loss) Per Share

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

During the transition period ended March 31, 2026 and years ended July 31, 2025 and July 31, 2024, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment Reporting

The Company follows the guidance of ASC 280, Segment Reporting (“ASC 280”), which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the eight months ended March 31, 2026, the Company has two reportable segments based on business unit, apparel and garment trading business and digital publishing business and two reportable segments based on country, China and Malaysia. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses”. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s consolidated financial statement disclosures.

In March 2025, the FASB issued ASU 2025-02, “Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122”, which removes certain SEC guidance related to obligations to safeguard crypto-assets. The Company does not engage in activities involving crypto-assets; therefore, the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”, which amends ASC 718 and ASC 606 to (i) expand the definition of a performance condition to include vesting tied to a customer’s own purchases or the purchases of the customer’s customers, (ii) require entities to estimate expected forfeitures, and (iii) clarify that the variable consideration guidance in ASC 606 does not apply to share-based consideration payable to a customer. The amendments are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. The amendments clarify the scope of interim reporting guidance and improve the form and content of interim financial statements and related disclosures. The update also introduces a disclosure principle requiring entities to disclose events occurring since the end of the most recent annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

3. GOODWILL

Acquisition of GW Reader

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

Goodwill Calculation

Goodwill represents the excess of the purchase consideration transferred over the fair value of the net assets acquired and liabilities assumed. The preliminary allocation of the purchase price is summarized as follows:

Cash and cash equivalents	$6,785
Accounts receivable, net	640
Prepayments	186
Intangible asset, net	2,944
Accrued expenses	(8,301)
Amount due to director	(251,522)
Deferred revenue	(44,230)
Adjustment for foreign exchange fluctuation	(2)
Fair value of GW Reader	$(293,500)
Fair value of consideration	2
Goodwill	$(293,498)

Acquisition by GW Reader Holding (Common Control Transaction)

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

Impairment testing for reporting unit containing goodwill

The fair value of the reporting unit is determined based on discounted cash flow calculations. These calculations use cash flow projections based on internally approved financial forecasts covering five years period which reflect the Company’s expectations of revenue and EBITDA based on past experience and future expectations of business performance. The calculation of the fair value in 2026 has been equally weighted among four possible outcomes, which takes into account possible variations in the amount and timing of the future cashflows.

The fair value calculation applied a discount rate of 16.63%, which reflects the current market assessment of the time value of money and the risks specific to the reporting unit. The key assumptions used in the calculation include revenue growth, advertising and selling expenses, administrative expenses, discount rate and terminal growth rate.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Assumptions	Descriptions
Revenue growth rate
Year 1	248%	248%	248%	248%
Year 2-5	48%	48%	48%	48%
EBIDA Margin
Year 1	0%	0%	0%	0%
Year 2-5	34%	35%	31%	28%
Discount rate	16.63%
Terminal growth rate	2.5%

The projected revenue growth rate of approximately 248% in the first forecast year is considered reasonable by the Company, notwithstanding the Company’s recent actual results and margins. The higher projected growth in the first forecast year is primarily attributable to the Company’s relatively low revenue base in the preceding year, which was affected by stagnant growth arising from operational issues, including the limited author base and insufficient content assets available for commercialization during that period.

The Company expects the revenue growth will improve as these operational issues are progressively resolved, particularly through the expansion of its author network, enhancement of content assets, and improvement in operating efficiency. As such, the significant growth rate in the first forecast year reflects the Company’s expectation of recovery from a low historical revenue base, rather than an assumption of extraordinary growth from a normalized level of operations. The Company remains positive that the expanded business platform, broader customer base, and enhanced operational capabilities arising from the business combination are expected to contribute positively to the Company’s future revenue growth. The Company believes that the business combination provides the Company with a stronger foundation to scale its operations, improve market penetration, and generate future cash flows.

In assessing the reasonableness of the revenue projection, the Company has also considered its actual historical margins and operating performance. The forecast margins are considered supportable as they are generally aligned with, or adjusted based on, the Company’s actual results, taking into account expected improvements in revenue scale, content availability, and operating efficiency. Accordingly, the Company believes that the revenue growth and margin assumptions used in the forecast are reasonable and supportable under the current circumstances.

As at March 31, 2026, the carrying amount of goodwill allocated to the reporting unit amounted to US$293,498. The carrying amount of the reporting unit, including goodwill, amounted to US$245,511. Based on the discounted cash flow assessment, the estimated fair value of the reporting unit was US$963,351, resulting in headroom of US$717,840. Accordingly, no impairment loss was recognized during the financial period.

4. ACCOUNTS RECEIVABLE, NET

The following table summarizes the components of accounts receivable for each of the periods:

	Eight Months Ended March 31,	Twelve Months Ended July 31,
	2026	2025	2024
Accounts receivable, net	$39	$-	$-
Total accounts receivable, net	$39	$-	$-

5. INVENTORIES

The following table summarizes the components of inventories for each of the periods:

	Eight Months Ended March 31,	Twelve Months Ended July 31,
	2026	2025	2024
Finished goods	$-	$-	$2,527
Total inventories	$-	$-	$2,527

No allowance has been provided for each of the periods.

6. PREPAYMENT

The following table summarizes the components of prepayment for each of the periods:

	Eight Months Ended March 31,	Twelve Months Ended July 31,
	2026	2025	2024
Stock & Registrar fees	$5,000	$-	$4,690
Other professional fee	111	-	1,836
Total prepayment	$5,111	$-	$6,526

7. RELATED PARTY TRANSACTIONS

	Eight Months Ended March 31,	Twelve Months Ended July 31,
	2026	2025	2024
Due to related parties:
- Related party A	$105,665	$76,389	$69,919
- Related party B	171,334	-	-
- Related party C	277,479	-	-
	$554,478	$76,389	$69,919

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Related party A represents Liu Lu, who is the Chief Executive Officer, President, Secretary, Treasurer, and a Director of KMFG.

Related party B represents Huang Jia, who is a director of GW Reader Holding and Willing Read.

Related party C represents Seah Chia Yee, who is a director of GW Reader.

Acquisition of GW Reader Holding

The Company acquired 100% of the equity interests of GW Reader Holding from Guang Wen, the Company’s major shareholder, on May 26, 2025, with completion of the transfer on September 2, 2025. The transfer was executed without consideration. As the transaction involved the Company’s controlling shareholder, it was classified as a related-party transaction under ASC 850, Related Party Disclosures (“ASC 850”).

8. OTHER PAYABLES AND ACCRUED LIABILITIES

The following table summarizes the components of other payables and accrued liabilities for each of the periods:

	Eight Months Ended March 31,	Twelve Months Ended July 31,
	2026	2025	2024
Other payables	$4,115	$-	$-
Accrued liabilities	23,865	8,765	7,500
Total other payables and accrued liabilities	$27,980	$8,765	$7,500

Other payables and accrued liabilities for the eight months ended March 31, 2026 consist of accrued accounting fees, audit fees and commission payables.

Accrued expenses for the years ended July 31, 2025 and 2024 consist of accrued audit fees, transfer agent fee and other professional fee.

9. STOCKHOLDERS’ EQUITY

On April 22, 2022, upon the incorporation of the Company, Liu Lu, subscribed to 3,600,000 shares of common stock at par value of $0.001 per share for a total subscription value of $3,600.

On July 26, 2023, the Company issued 1,900,000 shares of common stock being sold at $0.015 per share for a total of $28,500 through initial public offering.

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

On January 2, 2025, a Stock Purchase Agreement was entered into between Liu Lu and Guang Wen, wherein Guang Wen purchased 34,200,000 shares of Common Shares, par value $0.001 per share, of KMFG. Following the transaction, Ms. Liu Lu, the Company’s sole director, retained ownership of 1,800,000 shares of common stock.

On February 17, 2026, a Stock Purchase Agreement was entered into between Guang Wen and ATXG, wherein ATXG purchased 34,200,000 shares of Common Shares, par value $0.001 per shares, of KMFG.

As of March 31, 2026, the Company has 55,000,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of common stock authorized.

10. ASSETS AND LIABILITIES RECOGNIZED THROUGH COMMON CONTROL AND PRIOR ACQUISITION

On September 2, 2025, the Company completed the acquisition of GW Reader Holding and its wholly owned subsidiary Willing Read. As the Company and GW Reader Holding were under common control prior to the transaction, this acquisition is accounted for as a common-control transaction under ASC 805-50.

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

The following table summarizes the carrying amounts of assets and liabilities recognized through the common-control transfer (excluding GW Reader):

Assets
Investment in subsidiary	$1,285
Cash and cash equivalents	10,154
Other current assets	44,280
Total assets acquired	55,719

Liability
Due to related parties	$(167,408)
Total liability assumed	(167,408)
Net liability recognized	$(111,689)

The following table summarizes the net liabilities recognized through prior acquisition:

Pre-acquisition accumulated deficits of GW Reader	$(334,512)
Goodwill from acquisition	293,498
Net liabilities recognized through prior acquisition	$(41,014)

Cash acquired from acquisition of subsidiaries

Cash balance at the beginning of the period – Willing Read	$10,154
Cash balance at the beginning of the period – GW Reader	19,533
Cash acquired from acquisition of subsidiaries	$29,687

11. INCOME TAX

The following table summarizes the components of loss from operation before income tax of the Company for each of the periods:

	Eight Months Ended March 31,	Twelve Months Ended July 31,
	2026	2025	2024
Tax jurisdictions from:
- Local	$(38,112)	$(33,121)	$(42,275)
- Foreign, representing:
Cayman Island	(6,085)	-	-
Hong Kong	(14)	-	-
Malaysia	(23,157)	-	-
Loss before income taxes	$(67,368)	$(33,121)	$(42,275)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2026, the operations in the United States of America incurred $38,112 of net operating losses (NOL’s) which can be carried forward to offset future taxable income, at the tax rate of 21%. The NOL carry forwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $8,004 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the Company believes it is more likely than not that these assets will not be realized in the future.

Cayman Islands

The Company is incorporated in the Cayman Islands, a jurisdiction that does not impose corporate income taxes, capital gains taxes, or withholding taxes on income derived within or outside of the Cayman Islands. As such, the Company is not subject to income tax in the Cayman Islands.

No provision for income taxes has been made in the accompanying consolidated financial statements, as the Company has no tax obligations in its country of incorporation. Additionally, the Company has not incurred any current or deferred tax liabilities in other jurisdictions as of the reporting date.

Hong Kong

Willing Read operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 8.25% on assessable profits up to HK$2,000,000; and 16.5% on any part of assessable profits over HK$2,000,000.

Malaysia

GW Reader Sdn Bhd is governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, companies incorporated or operating in Malaysia that are wholly or partially owned by foreign entities are generally subject to the standard corporate income tax rate of 24% on their chargeable income, unless they qualify for preferential tax treatment under specific incentives or thresholds. As of March 31, 2026, the operations in the Malaysia incurred $23,157 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company for each of the periods:

	Eight Months Ended March 31,	Twelve Months Ended July 31,
	2026	2025	2024
Deferred tax assets:

Net operating loss carryforwards
- United States of America	$8,004	$6,955	$8,878
- Cayman Island	-	-	-
- Hong Kong	-	-	-
- Malaysia	5,558	-	-
Less: valuation allowance	(13,562)	(6,955)	(8,878)
Loss before income taxes	$-	$-	$-

The Company believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $13,562 as of March 31, 2026.

12. CONCENTRATION OF RISK

Customer Concentration

For the eight-months transition period ended March 31, 2026, the Company did not generate any revenue. Accordingly, no customer accounted for 10% or more of the Company’s revenue during the period.

The Company’s digital publishing business receives payments from a large number of individual end-users through third-party platform provider. Although no customer concentration existed at the revenue level during the period, any settlement receivables related to the digital publishing business may be concentrated with third-party platform provider, which collect payments from users and remit the net proceeds to the Company.

The outstanding accounts receivables as of March 31, 2026 includes balance brought forward from the subsidiary acquired during the period.

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

	For the year ended July 31
	2025	2024	2025	2024	2025	2024
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$5,124	$-	34%	-%	$-	$-
Customer B	-	4,942	-%	23%	-	-
Customer C	9,957	-	66%	-%	-	-
Customer D	-	6,516	-%	30%	-	-
Customer E	-	5,100	-%	24%	-	-
Customer F	-	4,964	-%	23%	-	-
Total	$15,081	$21,522	100%	100%	$-	$-

Supplier Concentration

For the eight-months transition period ended March 31, 2026, one third-party platform provider related to the Company’s digital publishing business accounted for 100% of the Company’s cost of revenue. The platform provider collects payments from users, deducts applicable platform service fees, and remits the net settlement amounts to the Company.

As of March 31, 2026, the Company had no outstanding accounts payable due to this platform provider.

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

13. SEGMENT REPORTING

ASC 280 establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in consolidated financial statements. The Company has two reportable segments based on business unit, apparel and garment trading business and digital publishing business and two reportable segments based on country, United States and Non-United States.

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

	For the Eight Months Ended and As of March 31, 2026
By Business Unit	Apparel & Garment Trading Business	Digital Publishing Business	Total
Revenue	$-	$-	$-

Cost of revenue	-	(2)	(2)
General and administrative expenses	(38,112)	(29,254)	(67,366)

Loss from operations	(38,112)	(29,256)	(67,368)

Total assets	$8,487	$305,828	$314,315
Capital expenditure	$-	$-	$-

	For the Year Ended and As of July 31, 2025		For the Year Ended and As of July 31, 2024
By Business Unit	Apparel & Garment Trading Business	Total	Apparel & Garment Trading Business	Total
Revenue	$15,081	$15,081	$21,522	$21,522

Cost of revenue	(7,560)	(7,560)	(10,936)	(10,936)
General and administrative expenses	(40,642)	(40,642)	(52,861)	(52,861)

Loss from operations	(33,121)	(33,121)	(42,275)	(42,275)

Total assets	$3,088	$3,088	$28,474	$28,474
Capital expenditure	$-	$-	$-	$-

	For the Eight Months Ended and As of March 31, 2026
By Country	United States	Non-United States	Total
Revenue	$-	$-	$-

Cost of revenue	-	(2)	(2)
General and administrative expenses	-	(67,366)	(67,366)

Loss from operations	-	(67,368)	(67,368)

Total assets	$-	$314,315	$314,315
Capital expenditure	$-	$-	$-

	For the Year Ended and
	As of July 31, 2025
By Country	United States	Non-United States	Total
Revenue	$-	$15,081	$15,081

Cost of revenue	-	(7,560)	(7,560)
General and administrative expenses	-	(40,642)	(40,642)

Loss from operations	-	(33,121)	(33,121)

Total assets	$-	$3,088	$3,088
Capital expenditure	$-	$-	$-

	For the Year Ended and
	As of July 31, 2024
By Country	United States	Non-United States	Total
Revenue	$-	$21,522	$21,522

Cost of revenue	-	(10,936)	(10,936)
General and administrative expenses	-	(52,861)	(52,861)

Loss from operations	-	(42,275)	(42,275)

Total assets	$-	$28,474	$28,474
Capital expenditure	$-	$-	$-

14. TRANSITION PERIOD COMPARATIVE DATA

This Transition Report on Form 10-KT includes financial information for the eight months transition period ended March 31, 2026 and fiscal year ended July 31, 2025 and July 31, 2024. The Statements of Operations and Cash Flows for the eight months transition period ended March 31, 2026 and the eight months ended March 31, 2025, are summarized below. All data for the eight months ended March 31, 2025, are derived from the Company’s unaudited financial statements.

	Eight Months Ended
	March 31, 2026	March 31, 2025
		(Unaudited)
Revenue	$-	$15,081

Cost of revenue	(2)	(7,560)
General and administrative expenses	(67,366)	(24,830)

Net loss	(67,368)	(17,309)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	55,000,000	55,000,000

	Eight Months Ended
	March 31, 2026	March 31, 2025
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,368)	$(17,309)
Change in operating assets and liabilities:
Accounts receivable	1	-
Inventories	-	2,527
Prepayment	(5,093)	4,990
Amount due to related parties	-	21,200
Deferred revenue	(1,931)	-
Other payables and accrued liabilities	15,684	(7,500)

Net cash flows (used in)/generate from operating activities	(58,707)	3,908

CASH FLOWS FROM INVESTING ACTIVITY:
Cash acquired from acquisition of subsidiaries	29,687	-

Net cash from investing activity	29,687	-

CASH FLOWS FROM FINANCING ACTIVITY
Advance from related parties	40,953	-

Net cash from financing activity	40,953	-

Effect of exchange rate changes in cash and cash equivalent	646	-

Net change in cash and cash equivalents	12,579	3,908
Cash and cash equivalents, beginning of period	3,088	19,421

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,667	$23,329

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026 up through the date the Company presented these audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

