Form 10-Q
period 2026-06-30
KEEMO Fashion Group Ltd
filed 2026-08-14
CIK 1935033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Registrant’s telephone number, including area code: (+86) 176-1282-2030

Company email: keemofashiongroup@gmail.com

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on 14 August, 2026
Common Stock, $0.001 par value	55,000,000

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KEEMO FASHION GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 (UNAUDITED) AND MARCH 31, 2026 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of June 30, 2026	As of March 31, 2026
	(Unaudited)	(Audited)
	(Consolidated)	(Consolidated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,147	$15,667
Account receivable, net	45	39
Prepayment	3,176	5,111
TOTAL CURRENT ASSETS	25,368	20,817

NON-CURRENT ASSET
Goodwill	293,498	293,498
TOTAL NON-CURRENT ASSET	293,498	293,498

TOTAL ASSETS	$318,866	$314,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Due to related parties	$583,024	$554,478
Deferred revenue	45,263	45,255
Other payables and accrued liabilities	20,030	27,980
TOTAL CURRENT LIABILITIES	648,317	627,713

TOTAL LIABILITIES	$648,317	$627,713

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.001; Authorized: 75,000,000 shares; Issued and outstanding: 55,000,000 as of June 30, 2026 and March 31, 2026	$5,500	$5,500
Additional paid in capital	26,600	26,600
Accumulated deficit	(353,336)	(334,237)
Accumulated other comprehensive loss	(8,215)	(11,261)
TOTAL SHAREHOLDERS’ DEFICIT	$(329,451)	$(313,398)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$318,866	$314,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), except for number of shares)

	Three months ended June 30
	2026	2025
	(Consolidated)	(Standalone)

REVENUE	$-	$-

COST OF REVENUE	(2)	-

GROSS LOSS	$(2)	$-

GENERAL AND ADMINISTRATIVE EXPENSES	(19,097)	(7,316)

LOSS FROM OPERATIONS	(19,099)	(7,316)

OTHER INCOME	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAX	(19,099)	(7,316)

INCOME TAX EXPENSES	-	-

NET LOSS	$(19,099)	$(7,316)

OTHER COMPREHENSIVE LOSS:	-	-

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	3,046	-

TOTAL COMPREHENSIVE LOSS	$(16,053)	$(7,316)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	55,000,000	55,000,000

Comparative quarter reflects standalone parent only (unconsolidated). Consolidation began from September 2, 2025 onwards – see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	SHAREHOLDERS’ DEFICIT
Balance as of March 31, 2026	55,000,000	$5,500	$26,600	$(334,237)	$(11,261)	$(313,398)
Net loss	-	-	-	(19,099)	-	(19,099)
Foreign currency translation adjustment	-	-	-	-	3,046	3,046
Balance as of June 30, 2026	55,000,000	$5,500	$26,600	$(353,336)	$(8,215)	$(329,451)

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	SHAREHOLDERS’ DEFICIT
Balance as of March 31, 2025	55,000,000	$5,500	$26,600	$(98,354)	$(66,254)
Net loss	-	-	-	(7,316)	(7,316)
Balance as of June 30, 2025	55,000,000	$5,500	$26,600	$(105,670)	$(73,570)

Comparative quarter reflects standalone parent only (unconsolidated). Consolidation began from September 2, 2025 onwards – see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEEMO FASHION GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”))

	Three months ended June 30
	2026	2025
	(Consolidated)	(Standalone)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,099)	$(7,316)
Changes in operating assets and liabilities:
Accounts receivable	(6)	-
Prepayment	1,934	1,224
Deferred revenue	402	-
Other payables and accrued liabilities	(7,867)	662

Net cash used in operating activities	(24,636)	(5,430)

CASH FLOWS FROM FINANCING ACTIVITY:
Advance from related parties	30,956	966

Net cash from financing activity	30,956	966

Effect of exchange rate changes on cash and cash equivalent	160	-

Net increase/(decrease) in cash and cash equivalents	6,480	(4,464)
Cash and cash equivalents, beginning of period	15,667	23,329

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,147	$18,865

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

Comparative quarter reflects standalone parent only (unconsolidated). Consolidation began from September 2, 2025 onwards – see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEEMO FASHION GROUP LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

1. ORGANIZATION AND BUSINESS BACKGROUND

KEEMO Fashion Group Limited, a Nevada corporation, (herein referred as “the Company” or “KMFG”) was incorporated under the laws of the State of Nevada on April 22, 2022.

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

The Company has adopted March 31 as its fiscal year end.

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

Going Concern

For the three months ended June 30, 2026, the Company incurred a net loss of $19,099 and the current liabilities of the Company exceeded its current assets by $622,949 and has a shareholders’ deficits of $329,451. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company expects to finance its operations primarily through continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

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

Significant estimates and judgments include, but are not limited to, the assessment of goodwill impairment, the determination and accounting treatment of the acquisition of GW Reader Holding Group as a common-control transaction under ASC 805-50, and the assessment of income taxes, deferred tax assets, deferred tax liabilities and related valuation allowances.

Management assesses goodwill for impairment in accordance with U.S. GAAP. The assessment includes consideration of qualitative factors and, where required, a quantitative impairment test. Based on management’s assessment, no goodwill impairment was recognized for the three months ended June 30, 2026.

Management evaluates income taxes and deferred income taxes based on enacted tax laws, temporary differences between the financial reporting and tax bases of assets and liabilities, and the realizability of deferred tax assets. Where applicable, a valuation allowance is recognized when management determines that it is more likely than not that some or all of the deferred tax assets will not be realized.

Management previously determined that the acquisition of GW Reader Holding Group qualified as a common-control transaction under ASC 805-50, as the Company and GW Reader Holding Group were under common control at the acquisition date. Accordingly, the assets and liabilities of GW Reader Holding Group were recognized at their historical carrying amounts.

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

As of June 30, 2026 and March 31, 2026, there were no allowances for credit losses recorded against accounts receivable.

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

Foreign currency translation

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

The functional currency of the Company is the United States Dollars (“US$” or “US dollars”) and the accompanying condensed consolidated financial statements have been expressed in US dollars. In addition, the Company’s subsidiary maintains its books and records in Malaysia Ringgit (“MYR”), United States Dollars (“US$”) and Hong Kong Dollars (“HK$”), which is the respective functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	For the three months ended June 30,
	2026	2025
Period-end MYR : US$1 exchange rate	4.0820	4.2127
Period-average MYR : US$1 exchange rate	3.9959	4.2617
Period-end HK$ : US$1 exchange rate	7.8420	7.8501
Period-average HK$ : US$1 exchange rate	7.8347	7.7476

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

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

As of June 30, 2026, the Company has no potentially dilutive securities, such as options or warrants, outstanding.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment Reporting

The Company follows the guidance of ASC 280, Segment Reporting (“ASC 280”), which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the three months ended June 30, 2026, the Company has two reportable segments based on business unit, apparel and garment trading business and digital publishing. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

4. ACCOUNTS RECEIVABLE, NET

As of June 30, 2026 and March 31, 2026, the Company accounts receivable, net consist of the following

	As of June 30, 2026	As of March 31, 2026
Accounts receivable, net	$45	$39
Total accounts receivable, net	$45	$39

5. PREPAYMENT

As of June 30, 2026 and March 31, 2026, the Company prepayment consists of the following:

	As of June 30, 2026	As of March 31, 2026
Stock & Register fees	$3,125	$5,000
Other professional fee	51	111
Total prepayment	$3,176	$5,111

6. RELATED PARTY TRANSACTIONS

	As of June 30, 2026	As of March 31, 2026
Due to related parties:
- Related party A	$106,657	$105,665
- Related party B	172,023	171,334
- Related party C	275,344	277,479
- Related party D	29,000	-
	$583,024	$554,478

The amounts due to related parties are interest-free, unsecured, and repayable on demand.

Related party A represents Liu Lu, who is the Chief Executive Officer, President, Secretary, Treasurer, and a Director of KMFG.

Related party B represents Huang Jia, who is a director of GW Reader Holding and Willing Read.

Related party C represents Seah Chia Yee, who is a director of GW Reader.

Related party D represents Addentax Group Corp, who is the major shareholder of KMFG.

Acquisition of GW Reader Holding Group

The Company acquired 100% of the equity interests of GW Reader Holding Group from Guang Wen Global Group Limited (“Guang Wen”) on May 26, 2025, with completion of the transfer on September 2, 2025. The transfer was executed without consideration. At the time of the acquisition, Guang Wen was the Company’s controlling shareholder; accordingly, the acquisition was accounted for and classified as a related-party transaction under ASC 850, Related Party Disclosures (“ASC 850”).

7. OTHER PAYABLES AND ACCRUED LIABILITIES

As of June 30, 2026 and March 31, 2026, other payables and accrued liabilities consist of following:

	As of June 30, 2026	As of March 31, 2026
Other payables	$18,315	$4,115
Accrued liabilities	1,715	23,865
Total other payables and accrued liabilities	$20,030	$27,980

Other payables and accrued liabilities as of June 30, 2026 and March 31, 2026 consist of accounting fee, audit fee, other professional fees and commission payables.

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

As of June 30, 2026, the Company has 55,000,000 shares of common stock issued and outstanding.

The Company has 75,000,000 shares of common stock authorized.

9. INCOME TAX

The loss from operation before income taxes of the Company for the three months ended June 30, 2026 and 2025 comprised the following:

	For the three months ended June 30
	2026	2025
Tax jurisdictions from:
- Local	$(13,875)	$(7,316)
- Foreign, representing:
Cayman Island	-	-
Hong Kong	(769)	-
Malaysia	(4,455)	-
Loss before income taxes	$(19,099)	$(7,316)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Tax Cuts and Jobs Act enacted in 2017 has changed the treatment of net operating losses (NOL’s). Prior to the change, NOL could be carried back up to two years and carried forward up to 20 years to offset taxable income. In the new tax law, the NOL created between December 31, 2017 and December 31, 2020 could be carried back up to five years and carried forward indefinitely until used. The NOL created after December 31, 2020 could be carried forward is limited to 80% of the taxable income, can no longer be carried back, but are allowed to be carried forward indefinitely. The new law will apply to NOL arising in tax years beginning December 31, 2017. As of June 30, 2026, the operations in the United States of America incurred $13,875 of net operating losses (NOL’s) which can be carried forward to offset future taxable income, at the tax rate of 21%. The NOL would be carried forward indefinitely, if unutilized. The Company has provided for a full valuation allowance of approximately $2,914 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Cayman Islands

GW Reader Holding is incorporated in the Cayman Islands, a jurisdiction that does not impose corporate income taxes, capital gains taxes, or withholding taxes on income derived within or outside of the Cayman Islands. As such, the Company is not subject to income tax in the Cayman Islands.

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

Malaysia

GW Reader is governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. As of June 30, 2026, the operations in Malaysia incurred $4,455 of cumulative net operating losses which can be carried forward for a maximum period of ten consecutive years to offset future taxable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2026 and March 31, 2026:

	As of	As of
	June 30, 2026	March 31, 2026
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$2,914	$8,004
– Cayman Island	-	-
– Hong Kong	-	-
– Malaysia	1,069	5,558
Less: valuation allowance	(3,983)	(13,562)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $3,983 as of June 30, 2026.

10. SEGMENT REPORTING

ASC 280 establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments based on business unit, apparel and garment trading business and digital publishing business.

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

	For the Three Months Ended and As of June 30, 2026
By Business Unit	Apparel & Garment Trading Business	Digital Publishing Business	Total
Revenue	$-	$-	$-

Cost of revenue	-	(2)	(2)
General and administrative expenses	(13,875)	(5,222)	(19,097)

Loss from operations	(13,875)	(5,224)	(19,099)

Total assets	$14,810	$304,056	$318,866
Capital expenditure	$-	$-	$-

	For the Three Months Ended and As of June 30, 2025
By Business Unit	Apparel & Garment Trading Business	Total
Revenue	$-	$-

Cost of revenue	-	-
General and administrative expenses	(7,316)	(7,316)

Loss from operations	(7,316)	(7,316)

Total assets	$19,478	$19,478
Capital expenditure	$-	$-

11. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026 up through the date the Company issued the condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-KT dated June 29, 2026, for the transition period ended March 31, 2026 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form 10-KT. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Company Overview

We, KEEMO Fashion Group Limited, a Nevada corporation (“the Company” or “KMFG”) was incorporated under the laws of the State of Nevada on April 22, 2022.

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

The Company’s executive office is located at 69, Wanke Boyu, Xili Liuxin 1st Rd, Nanshan District, Shenzhen, Guangdong 518052, China.

KMFG entered into a Share Purchase Agreement on May 26, 2025, to acquire 100% of GW Reader Holding a Cayman Islands holding company. Through this acquisition, KMFG also obtained indirect ownership of its two subsidiaries: Willing Read in Hong Kong and GW Reader in Malaysia.

GW Reader Holding and Willing Read are investment holding entities without operating activities. GW Reader, incorporated in Malaysia, operates the Group’s content publishing business, focusing on the development and distribution of online novels and related digital content through mobile applications.

The acquisition was completed on September 2, 2025, and KMFG holds full ownership of GW Reader Holding Limited and its subsidiaries.

Results of operations

Three months ended June 30, 2026 and 2025

Revenues

For the three months ended June 30, 2026, the Company did not generate any revenue, as there were no sales activities from its two business segments, apparel trading business and digital publishing business.

For the three months ended June 30, 2025 the Company did not generate any revenue, as there were no sales activities from its apparel and garment trading business.

General and Administrative Expenses

For the three months ended June 30, 2026, the Company had general and administrative expenses in the amount of $19,097. These were primarily comprised of accounting fee, stock and registrar fees and other professional fees.

For the three months ended June 30, 2025, the Company had general and administrative expenses in the amount of $7,316. These were primarily comprised of audit fees, stock and registrar fees, and other professional fees.

Net Loss

For the three months ended June 30, 2026, the Company has incurred a net loss of $19,099.

For the three months ended June 30, 2025, the Company has incurred a net loss of $7,316.

Cash Balance

Our cash and cash equivalents are $22,147. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and in order to increase our current level of operations for the next twelve-month period, we require further funding.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $24,636 for the three months ended June 30, 2026. The net cash used in operating activities was primarily attributable to a net loss of $19,099, an increase in accounts receivable of $6, and a decrease in other payables and accrued liabilities of $7,867, partially offset by a decrease in prepayments of $1,934 and an increase in deferred revenue of $402.

Net cash used in operating activities was $5,430 for the three months ended June 30, 2025. The net cash used in operating activities was primarily attributable to a net loss of $7,316, partially offset by a decrease in prepayments of $1,224 and an increase in other payables and accrued liabilities of $662.

Cash Provided by Investing Activity

For the three months ended June 30, 2026, the Company did not generate nor used any cash in investing activities.

For the three months ended June 30, 2025 the Company did not generate nor used any cash in investing activities.

Cash Provided by Financing Activity

For the three months ended June 30, 2026, the Company generated $30,956 in cash from advances received from related parties.

For the three months ended June 30, 2025, the Company generated $966 in cash from advances received from related parties.

Critical Accounting Policies

Recent accounting pronouncements

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of these disclosure controls and procedures, our chief executive officer concluded as of June 30, 2026 that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of June 30, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of June 30, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments.

Based on this assessment, management has concluded that as of June 30, 2026, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not subject to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

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
Date: August 14, 2026

	By:	/s/ LIU LU
Liu Lu
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-